Form 10-Q
period 1996-06-30
ROCKFORD INDUSTRIES INC
filed 1996-08-12
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 -----    EXCHANGE ACT
             OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
 -----   SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-26324

                           ROCKFORD INDUSTRIES, INC.


 CALIFORNIA                                                       33-0075112
 (State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)
 1851 E. FIRST ST.
 SANTA ANA, CA
 (Address of principal                                                 92705
 executive offices)                                                (Zip Code)

                                 (714) 547-7166
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE.)





         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.      YES   X         NO
                                                   -----

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT AUGUST 12, 1996 WAS 4,101,890.

                           ROCKFORD INDUSTRIES, INC.

                                     INDEX

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
PART I.  FINANCIAL INFORMATION:
- -------------------------------
ITEM 1.  FINANCIAL STATEMENTS:


Consolidated Balance Sheets -                                           3
   June 30, 1996 (unaudited) and December 31, 1995


Consolidated Statements of Income -                                     4
   Three months and six months ended June 30,
   1996 and 1995 (unaudited)


Consolidated Statements of Cash Flows -                                 5
   Six months ended June 30, 1996 and 1995 (unaudited)


Notes to Consolidated Financial Statements                              6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             7-11
         CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION                                            12


SIGNATURES                                                             13

                           ROCKFORD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,         DECEMBER 31,
                                                    1996               1995
                                                -------------     -------------
                                                  (Unaudited)
ASSETS
Cash and cash equivalents . . . . . . . . .     $   3,989,506     $   9,409,305
Restricted cash and cash equivalents  . . .         4,250,047         2,875,544
Accounts receivable . . . . . . . . . . . .         9,461,306         4,366,449
Note receivable from officer  . . . . . . .           116,667           175,000
Prepaid expenses  . . . . . . . . . . . . .           392,339           359,108
Net investment in direct finance leases . .        35,132,857        34,520,656
Net fixed assets  . . . . . . . . . . . . .         1,331,314           869,120
Discounted lease rentals assigned
   to lenders (Note 2)  . . . . . . . . . .        98,964,510        92,143,770
                                                -------------     -------------
                                                $ 153,638,546     $ 144,718,952
                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to bank  . . . . . . . . . . .     $   5,077,834                 -
Accounts payable  . . . . . . . . . . . . .         5,534,870         3,280,651
Accrued liabilities . . . . . . . . . . . .         2,217,238         3,314,116
Income taxes payable  . . . . . . . . . . .           316,523         1,204,283
Deferred income taxes . . . . . . . . . . .           595,598         1,074,000
Nonrecourse debt (Note 2) . . . . . . . . .       120,719,123       118,202,211
                                                -------------     -------------
     Total liabilities  . . . . . . . . . .       134,461,186       127,075,261

Commitments and contingencies

Stockholders' equity:
Series A redeemable preferred stock . . . .         1,575,000         1,575,000
Common stock no par value;
 10,000,000 shares authorized;
 4,101,500 shares issued and outstanding  .        14,001,360        14,001,360
Retained earnings . . . . . . . . . . . . .         3,601,000         2,067,331
                                                -------------     -------------
     Total stockholders' equity . . . . . .        19,177,360        17,643,691
                                                -------------     -------------

                                                $ 153,638,546     $ 144,718,952
                                                =============     =============



                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                               JUNE 30,                                    JUNE 30,
                                                 -----------------------------------          ----------------------------------
                                                        1996                 1995                    1996                 1995
                                                 --------------       --------------          --------------      --------------
REVENUES:
Sales of equipment  . . . . . . . . . . .. .      $  21,422,458        $  14,342,249           $  40,922,216       $  25,392,593
Interest income . . . . . . . . . . . . .. .          1,187,353            1,310,941               2,451,450           2,681,700
Gain on sale of financing transactions ... .          1,082,793              625,959               2,335,478           1,337,681
Other income  . . . . . . . . . . . . . .. .            701,458               84,947               1,251,665             247,059
                                                  -------------        -------------           -------------        ------------
     Total revenues . . . . . . . . . . .. .         24,394,062           16,364,096              46,960,809          29,659,033

COSTS:
Cost of equipment sold  . .  . . . . . . . .         18,958,273           12,745,894              36,523,759          22,720,353
Interest expense  . . . . .  . . . . . . . .            677,155              833,751               1,325,983           1,747,114
                                                  -------------        -------------           -------------         -----------
     Total costs  . . . . .  . . . . . . . .         19,635,428           13,579,645              37,849,742          24,467,467
                                                  -------------        -------------           -------------         -----------


GROSS PROFIT . . . . . . . . . . . . . . . .          4,758,634            2,784,451               9,111,067           5,191,566
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES. . . . . . . .           3,208,155            2,179,872               6,462,574           4,266,877
                                                  -------------        -------------           -------------          ----------
INCOME BEFORE INCOME TAXES   . . . . . . . .          1,550,479              604,579               2,648,493             924,689
INCOME TAXES  . . . . . . .  . . . . . . . .            620,150              241,871               1,059,400             369,871
                                                  -------------        -------------           -------------          ----------
NET INCOME  . . . . . . . .  . . . . . . . .      $     930,329        $     362,708           $   1,589,093          $  554,818
                                                  =============        =============           =============          ==========


INCOME PER SHARE  . . . . .  . . . . . . . .      $         .21        $         .15           $         .35          $      .23
NET INCOME APPLICABLE TO                          =============        =============           =============         ===========
     COMMON STOCK HOLDERS  . . . . . . . . .      $     909,910                                    1,551,312
                                                  =============                                =============
Weighted average shares outstanding .. . . .          4,521,000            2,454,000               4,479,000           2,454,000
                                                  =============        =============           =============         ===========


                       See notes to financial statement.

                           ROCKFORD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                -------------------------------
                                                                                                  1996               1995
                                                                                                ----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,589,093        $    554,818
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .            144,844              68,865
   Increase in lease receivable allowance . . . . . . . . . . . . . . . . . . . . . . .            200,000              55,747
   Gain on sale of residuals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (286,466)           (145,418)
   Gain on sale of financing transactions . . . . . . . . . . . . . . . . . . . . . . .         (2,335,478)         (1,337,681)
   Initial direct cost amortization . . . . . . . . . . . . . . . . . . . . . . . . . .            784,571             728,533
   Net amortization of deferred interest income . . . . . . . . . . . . . . . . . . . .         (1,910,038)         (1,663,119)
   Increase in restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,374,503)         (1,265,121)
   Change in accounts receivable and prepaid expenses . . . . . . . . . . . . . . . . .         (5,069,755)         (5,746,139)
   Change in accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .          1,119,560           1,843,575
   Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,781                   -
   Change in income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           (887,760)                  -
   Change in deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           (478,402)            344,731
                                                                                              ------------        ------------
     Net cash used in operating activities  . . . . . . . . . . . . . . . . . . . . . .         (8,466,553)         (6,561,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from lessees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            840,719           1,873,874
Proceeds from sale of residuals . . . . . . . . . . . . . . . . . . . . . . . . . . . .            550,515             421,253
Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (607,038)           (366,337)
Initial direct costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (963,744)           (391,462)
Equipment purchased for lease . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (60,652,724)        (36,401,259)
                                                                                              ------------        ------------
     Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . .        (60,832,272)        (34,863,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse debt and securitizations  . . . . . . . . . . . . . . . . . .         58,856,617          43,508,864
Proceeds from notes payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . .          9,719,570           6,792,326
Payments on notes payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,641,736)        (12,788,218)
Proceeds from sale of preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .                  -           1,575,000
Dividends on preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (55,425)                  -
                                                                                              ------------        ------------
     Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . .         63,879,026          39,087,972
                                                                                              ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .         (5,419,799)         (2,337,168)
CASH AND CASH EQUIVALENTS, beginning of year  . . . . . . . . . . . . . . . . . . . . .          9,409,305           2,636,043
                                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . . . . . . . . . . .       $  3,989,506        $    298,875
                                                                                              ============        ============
SUPPLEMENTAL DISCLOSURES:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,434,128        $     25,140
                                                                                              ============        ============
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     17,136        $    211,180
                                                                                              ============        ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Estimated lessee payments made directly to nonrecourse lending institutions . . . . . .       $ 32,611,928        $ 24,852,824
                                                                                              ============         ===========

                       See notes to financial statements.

                           ROCKFORD INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements, including the accounts of Rockford Industries, Inc. and its wholly-owned subsidiaries (the "Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1996.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1996 and December 31, 1995, the statements of income for the three and six month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996.

NOTE 2 - RECLASSIFICATION

In June 1996, the Financial Accounting Standards Board issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The release of SFAS 125 caused the Company to reassess its balance sheet presentation of certain assets and liabilities in light of current accounting literature and this pending new standard. This reassessment resulted in the determination that the asset and liability, previously recorded on the Company's balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, should be offset for associated finance transactions in which the Company has no continuing economic interest and in which the Company is legally relieved of all obligations as a result of the sale. Consequently, the Company has recorded a reclassification of $39,940,000 resulting in a decrease of discounted lease rentals assigned to lenders and nonrecourse debt at December 31, 1995, in order to conform the December 31, 1995 balance sheet to the June 30, 1996 presentation. This reclassification had no impact on the Company's statements of income, cash flows, or stockholders equity.

PART I,             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CUSTOMER FINANCE CONTRACT ACCOUNTING

The Company principally engages in two types of equipment financing transactions with its customers which transactions are classified for accounting purposes either as equipment sales or as direct finance leases. The recognition of income among accounting periods varies depending upon the type of financing transaction.

         EQUIPMENT SALES. Sales of equipment are recognized on equipment financing transactions when the Company has no continuing economic interest in the underlying finance contract. The Company does not retain a continuing economic interest in the transaction when the following criteria are met: (i) at the time of origination, the transaction is assigned on a nonrecourse basis to a third party, (ii) the Company has no residual interest in the underlying transaction, and (iii) all rights to the underlying payment stream and equipment are transferred to the third party assignee (nonrecourse lender).
The cash proceeds from a nonrecourse assignment, determined by discounting the customer payments due under the finance contract at the discount rate established with the nonrecourse lender, are recorded as equipment sales and the equipment cost associated with a finance contract is recorded as cost of sales. The Company also records the cash proceeds from the assignment on its balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, unless the Company is legally relieved of all obligations as a result of the sale, in which case the asset and associated nonrecourse debt are offset on the balance sheet. For the six months ended June 30, 1996, finance contracts accounted for as sales transactions amounted to 60.5% (as compared to 63.3% for the six months ended June 30, 1995) of the Company's total financing originations.

         DIRECT FINANCE LEASES. Equipment financing transactions are classified as direct finance leases when the Company retains a continuing economic interest in the underlying finance contract which results from the Company's retention of a residual interest in the equipment being financed or from funding the transaction with recourse debt or the Company's own working capital. Additionally, collectibility of the contract payments must be reasonably certain and the transaction must meet at least one of the following criteria: (i) the contract transfers ownership of the equipment to the customer at the end of the contract term, (ii) the contract contains a bargain purchase option, (iii) the contract term at inception is at least 75% of the estimated economic life of the financed equipment, or (iv) the present value of the minimum payments required of the customer is at least 90% of the fair market value of the equipment at the inception of the contract. For direct finance leases, the Company records the total contract payments, estimated unguaranteed residual value and initial direct costs (consisting of sales commissions, referral fees and other origination costs) as the gross investment in the direct finance lease. The difference between the gross investment in the direct finance lease and the cost to the Company of the equipment being financed is recorded as unearned income. Interest income is recognized over the term of the contract by amortizing the unearned income using the interest method. Cash proceeds from a funding source are recorded as nonrecourse debt or additions to notes payable to bank, depending on the source of the funding. Interest expense is recognized over the term of the contract using the respective discount rates of the Company's nonrecourse lenders or the interest rate applicable to the Company's line of credit. For the six months ended June 30, 1996, finance contracts accounted for as direct finance leases amounted to 16.4% (as compared to 20.2% for the six months ended June 30, 1995) of the Company's total financing originations, after adjustment for direct finance leases sold with financing gain recognition.

         GAIN ON SALE OF FINANCING TRANSACTIONS. Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time, and during this time, utilizes the accounting and income recognition methodology relating to direct finance leases as previously described. Subsequently, the Company may sell these contracts in bulk to nonrecourse lenders, at which time the Company relinquishes any continuing economic interest in such contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance. For the six months ended June 30, 1996, finance contracts accounted for as gains on sale of financing transactions amounted to 23.1% (as compared to 16.5% for the six months ended June 30, 1995) of the Company's total financing originations.

         GAIN OR LOSS ON SALE OF RESIDUALS. The estimated unguaranteed residual value represents management's estimate of the amount expected to be received at the termination of a direct finance lease as a result of remarketing the equipment originally financed by such contract. Management reviews such estimates quarterly and records a residual valuation allowance if the equipment's estimated fair market value is below its recorded value. When equipment is sold by the Company at the expiration of the contract term, a gain or loss is recorded depending upon whether the net proceeds from the sale are above or below the estimated unguaranteed residual value. The net gain or loss from the sale of residuals is included in other income in the statement of income.

RESULTS OF OPERATIONS  - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $12.4 million or 67% to $30.9 million in the quarter ended June 30, 1996 from $18.5 million in the quarter ended June 30, 1995 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended June 30, 1996 was $24.4 million as compared to $16.4 million for the quarter ended June 30, 1995, representing an increase of $8.0 million or 48.8%. The increase in revenues resulted primarily from increased finance contract originations and gains derived from the sale of Company held finance contracts.

         GROSS PROFIT. Total gross profit for the quarter ended June 30, 1996 was $4.8 million as compared to $2.8 million for the same quarter in the prior year, representing an increase of $2.0 million or 71.4%. This increase in gross profits was attributable to increased finance contract originations, lower cost of funds (borrowing rates), increased gains on sales of financing transactions, servicing fees and other revenues associated with an increasing serviced portfolio.

         GROSS PROFIT PERCENTAGE. Gross profits as a percentage of revenues increased to 19.7% in the second quarter of 1996 as compared to 17.1% for the same period in 1995, primarily due to increased gains on sales of financing transactions and increased service fees. Gross profit as a percentage of equipment sales increased to 11.5% in the second quarter of 1996 from 11.1% in the second quarter of 1995 reflecting the favorable effect of lower cost of funds. The net interest (interest income less interest expense) margin percentage for direct finance leases increased to 43.0% in the quarter ended June 30, 1996 from 36.4% in the quarter ended June 30, 1995. The improvement in the net interest margin percentage was due to lower debt levels associated with the Company's portfolio of direct finance leases and lower cost of funds applicable to direct finance lease additions during the period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 1996 were $3.2 million as compared to $2.2 million in the second quarter of 1995, representing an increase of $1.0 million or 45.5%. As a percentage of revenues, these expenses amounted to 13.1% in the second quarter of 1996, as compared to 13.4% in the comparable quarter of the prior year. The decrease in the selling, general and administrative expense percentage is a result of additional operating leverage gained as a result of increased finance contract originations. In absolute dollars, the increase in selling, general and administrative expenses was primarily due to increased commissions and other selling expenses associated with new contract originations and additional investment in the infrastructure necessary to service an increasing level of finance contract originations and securitized portfolio.

         NET INCOME. Income before taxes was $1,550,000 for the quarter ended June 30, 1996 as compared to $605,000 for the same quarter of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $930,000 for the quarter ended June 30, 1996 as compared to $363,000 for the same quarter of the prior year, representing an increase of $567,000 or 156.2%, reflecting the benefits of increased finance contract originations, increasing servicing fee income, and lower borrowing costs. Net income of $.21 per share on weighted average shares outstanding of 4,521,000 was earned during the second quarter of 1996, as compared to net income of $.15 per share on weighted average shares outstanding of 2,454,000 for the second quarter of 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $24.3 million or 66.8% to $60.7 million for the six months ended June 30, 1996 from $36.4 million for the six months ended June 30, 1995, reflecting the positive effects of a sales force that increased to 40 sales professionals as of June 30, 1996. Total revenues of $47.0 million for the six months ended June 30, 1996 increased by $17.3 million or 58.2% from total revenues of $29.7 million for the six months ended June 30, 1995. The increase in revenues resulted primarily from increased finance contract originations, gains derived from the sale of company-held finance contracts, and increases in fees earned as a result of the servicing of an expanding securitized portfolio. Interest income decreased somewhat due to lower yields on the direct finance lease portfolio.

         GROSS PROFIT. Total gross profit of $9.1 million for the six months ended June 30, 1996 increased by approximately $3.9 million or 75.0% from $5.2 million in the six months ended June 30, 1995. The increase in gross profit was primarily attributable to the increase in finance contract originations, lower cost of funds (borrowing rates), gains on sales of financing transactions, and increases in service fee income attributable to an increasing serviced portfolio for the six months ended June 30, 1996 as compared to the same period of the prior year.

         GROSS PROFIT PERCENTAGE. Gross profits as a percentage of revenues increased to 19.4% in the first six months of 1996 from 17.5% in the first six months of 1995 reflecting the following components: gross profits from equipment sales of 10.8% for the first six months of 1996 versus 10.6% for the first six months of 1995; net interest (interest income less interest expense) margin of 45.9% for the first six months of 1996 versus 34.9% for the first six months of 1995. The gross profit percentage was positively impacted by lower cost of funds associated with securitizations, lower borrowing levels and rates applicable to the direct finance contract portfolio, and increasing financing gains, servicing fees, and other income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first six months of 1996 were $6.5 million as compared to $4.3 million in the same period of 1995, representing an increase of $2.2 million or 51.2%. As a percentage of revenues, these expenses amounted to 13.8% in the first six months of 1996, as compared to 14.5% in the same period of the prior year. The decrease in selling, general and administrative expense percentage is a result of additional operating leverage gained as a result of increased finance contract originations. In absolute dollars, the increase in selling, general and administrative expenses was primarily due to commissions and other selling expenses associated with new contract originations and additional investment in the infrastructure necessary to service an increasing level of finance contract originations and an increasing securitized portfolio.

         NET INCOME. Income before taxes was $2,648,000 for the six months ended June 30, 1996 as compared to $925,000 for the same period of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income increased by $1,034,000 or 186.3% to $1,589,000 for the first six months of 1996 from $555,000 for the first six months of 1995, reflecting the benefits of increased finance contract originations, increasing service fee income, and lower borrowing costs. Net income of $.35 per share on weighted average shares outstanding of 4,479,000 was earned during the first six months of 1996, as compared to net income of $.23 per share on weighted average shares outstanding of 2,454,000 for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica"), pursuant to the terms of the securitization arrangement between the Company and SunAmerica,
(ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its $15 million revolving line of credit ("Revolver") used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

         SECURITIZED DEBT. Through an arrangement with SunAmerica entered in 1995, the Company began utilizing asset-backed securities (backed by pools of its equipment finance contracts and the underlying equipment). Since this method of funding provides the Company with cost of funds substantially lower than rates charged by traditional nonrecourse financing, securitization programs, such as this one, are expected to be the Company's primary method of funding its equipment financing business. The Company and SunAmerica entered into an agreement in January 1995, and under this agreement SunAmerica agreed to purchase up to $65 million in principal amount of trust certificates secured by the beneficial interest of pools of equipment finance contracts originated by the Company as well as by the payments due under, and the equipment underlying such contracts. The Company securitized $57 million under this facility before its extended expiration date of January 31, 1996. In February 1996, the Company and SunAmerica entered into a new agreement, which will expire on December 31, 1996, wherein SunAmerica agreed to purchase up to an additional $100 million in principal amount of trust certificates under similar terms associated with the original agreement, with the exception that the interest rate applicable to certificates issued under the new agreement is somewhat lower than the rate set forth in the original agreement. The agreement with SunAmerica provides that the Company can arrange for the issuance of certificates in denominations as low as $1 million, a relatively small amount when compared to other securitization programs used in the industry. Consequently, the Company can avoid warehousing transactions for long periods by issuing certificates as often as weekly. As of June 30, 1996, pursuant to the terms of the new agreement, SunAmerica had purchased $30.6 million of trust certificates issued in several tranches since February 1996. The source of repayment for the trust certificates is the stream of payments which are made on the equipment finance contracts included in the corresponding pool of contracts securing such certificates. The Company's ability to complete additional asset securitizations will depend upon a number of factors, including general conditions in the credit markets and the financial performance of already outstanding asset-backed securities issued by the Company or others. There can be no assurance that the Company will be able to arrange similar securitization agreements at similar terms in the future.

         NONRECOURSE DEBT. Prior to the utilization of the securitization funding methodology described above, the Company's principal source of funding had been nonrecourse borrowings from institutional lenders, in connection with which the lender's recourse is to the Company's customers and to the equipment financed, not to the Company. This method of funding is still utilized by the Company for a portion of its finance contract originations. To date, the Company has been successful in attracting nonrecourse lenders and in extending the levels at which existing lenders are willing to provide nonrecourse financing. At June 30, 1996, the Company had recorded nonrecourse debt of $121 million.

         SHORT-TERM RECOURSE DEBT. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained the Revolver with a bank for such short-term borrowings, and under the terms of the agreement, the Company was able to fund certain finance contracts at rates lower per annum than available through nonrecourse financing. In March 1996, the borrowing limit of this facility was increased to $15 million, the term was extended to May 1997, and the borrowing rate was lowered. At June 30, 1996, the Company had $5.1 million outstanding under the Revolver.

         CASHFLOWS. The Company's cash and cash equivalents at June 30, 1996 was $4.0 million compared to $.3 million at June 30, 1995. The consummation of the Company's initial public offering of its common stock in July 1995 yielding net proceeds of $11.2 million positively impacted this change in cash position. During the six months ended June 30, 1996, the Company's cash position decreased by $5.4 million, reflecting the use of cash in operations and investing activities of $8.5 million and $60.8 million, respectively, and the cash provided from financing activities of $63.9 million. The most significant aspect of the change during this period was from cash invested in equipment for financing of $60.7 million and proceeds from nonrecourse debt and securitizations of $58.8 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $2.3 million during the six months ended June 30, 1995, reflecting the use of cash in operations and investing activities of $6.6 million and $34.9 million, respectively, and the cash provided from financing activities of $39.1 million. The change in cash was primarily due to cash used to purchase equipment for financing of $36.4 million, a decrease in notes payable to bank of $5.0 million (net of proceeds of $6.8 million), and cash provided by nonrecourse debt borrowings and securitizations of $43.5 million.

The Company believes that existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments, and bank credit lines will be sufficient to meet its financing needs for at least the next twelve months.

SEASONALITY

Historically, the Company has generally experienced lower revenues and earnings in its first quarter and relatively higher revenues and earnings in its fourth quarter. The Company believes that the first quarter has been negatively affected by the requirements of its vendors to rebuild equipment inventories and order backlog at the beginning of a new year and that the fourth quarter is favorably affected by greater customer demand for equipment which is fostered, in part, by budget and tax considerations.

IMPACT OF INFLATION

The Company funds a majority of its equipment finance contracts with fixed rate loans in order to maintain a spread between the interest rates charged to the Company and those implicit in the financing the Company provides. Due to this timely matching of finance contract yields with funding rates, the Company generally has mitigated the effects of rising interest rates during inflationary periods. General inflation in the economy has driven upward the operating expenses of many businesses, and accordingly, the Company has increased salaries and borne higher prices for most other goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiencies and internal operating controls through development of cost reducing funding mechanisms, such as the securitization program, and through systems automation and enhancement. While the Company is subject to inflation as described above, the Company believes that inflation does not have a material effect on its operating results.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Not Applicable


Item 2 - Changes in Securities - Not Applicable


Item 3 - Defaults Upon Senior Securities - Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

         (a)     The annual meeting of shareholders was held on June 12, 1996.
         (b)     The following directors were elected at the meeting:
                 1.       Gerry J. Ricco
                 2.       Larry E. Hartmann
                 3.       Brian A. Seigel
                 4.       Floyd S. Robinson
                 5.       Robert S. Vaters
                 There were no other directors whose term of office as director continued after the meeting.
         (c)     There were no other matters voted upon.
         (d) The shareholders voted 3,996,921 in the affirmative and 11,640 shares in the negative to re-elect each of the directors shown above.

Item 5 - Other Information

         On June 10, 1996, the Company filed a form S-8 Registration Statement under the Securities Act of 1933, with the Securities and Exchange Commission, registering 350,000 shares of Common Stock for the Rockford Industries, Inc. Stock Option Plan.

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits:
         27 - Financial Data Schedule


(b)  Reports on Form 8-K;
         No reports were filed on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Rockford Industries, Inc.
                        (Registrant)

 Date:  August 8, 1996  /s/ GERRY J. RICCO
                        -----------------------------------------------
                        Gerry J. Ricco
                        President, Chief Executive Officer and Director (Principal Executive Officer)

 Date:  August 8, 1996  /s/ LARRY E. DAVIS
                        -----------------------------------------------
                        Larry E. Davis
                        Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)