Form 10-Q/A
period 1996-06-30
ROCKFORD INDUSTRIES INC
filed 1996-11-12
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-26324



                           ROCKFORD INDUSTRIES, INC.


             CALIFORNIA                                33-0075112
----------------------------------------           -------------------
      (State of Incorporation)                      (I.R.S. Employer
                                                   Identification No.)


         1851 E. FIRST ST.
           SANTA ANA, CA                                 92705
----------------------------------------           -------------------
(Address of principal executive offices)               (Zip Code)


                                 (714) 547-7166
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)





        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                YES  X     NO
                                    ---       ---


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
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS:


         Consolidated Balance Sheets -
            June 30, 1996 (unaudited) and December 31, 1995                                         3


         Consolidated Statements of Income -
            Three months and six months ended June 30, 1996 and 1995 (unaudited)                  4 - 5


         Consolidated Statements of Cash Flows -
            Six months ended June 30, 1996 and 1995 (unaudited)                                     6


         Notes to Consolidated Financial Statements                                                 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                    8 - 12


PART II.  OTHER INFORMATION                                                                         13
---------------------------


SIGNATURES                                                                                          14

                           ROCKFORD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30, 1996 (UNAUDITED)
                                                  --------------------------------------------------
                                                                     Adjustments
                                                                     Pursuant to
                                                  As Previously       Amendment                             DECEMBER 31,
                                                    Reported         (See Note 3)        As Amended             1995
                                                  -------------      ------------       ------------        ------------
ASSETS
Cash and cash equivalents.................        $  3,989,506         $                $  3,989,506        $  9,409,305
Restricted cash and cash equivalents......           4,250,047                             4,250,047           2,875,544
Accounts receivable.......................           9,461,306                             9,461,306           4,366,449
Note receivable from officer..............             116,667                               116,667             175,000
Prepaid expenses..........................             392,339                               392,339             359,108
Net investment in direct finance leases...          35,132,857         $(293,482)         34,839,375          34,520,656
Net fixed assets..........................           1,331,314                             1,331,314             869,120
Discounted lease rentals assigned to
  lenders (Note 2)........................          98,964,510                            98,964,510          92,143,770
                                                  ------------         ---------        ------------        ------------
                                                  $153,638,546         $(293,482)       $153,345,064        $144,718,952
                                                  ============         =========        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to bank......................        $  5,077,834         $                $  5,077,834        $          -
Accounts payable..........................           5,534,870                             5,534,870           3,280,651
Accrued liabilities.......................           2,217,238                             2,217,238           3,314,116
Income taxes payable......................             316,523          (117,396)            199,127           1,204,283
Deferred income taxes.....................             595,598                               595,598           1,074,000
Nonrecourse debt (Note 2).................         120,719,123                           120,719,123         118,202,211
                                                  ------------         ---------        ------------        ------------
     Total liabilities....................         134,461,186          (117,396)        134,343,790         127,075,261

Commitments and contingencies

Stockholders' equity:
Series A redeemable preferred stock.......           1,575,000                             1,575,000           1,575,000
Common stock no par value; 10,000,000
   shares authorized; 4,101,500 shares
   outstanding............................          14,001,360                            14,001,360          14,001,360
Retained earnings.........................           3,601,000          (176,086)          3,424,914           2,067,331
                                                  ------------         ---------        ------------        ------------
     Total stockholders' equity...........          19,177,360          (176,086)         19,001,274          17,643,691
                                                  ------------         ---------        ------------        ------------
                                                  $153,638,546         $(293,482)       $153,345,064        $144,718,952
                                                  ============         =========        ============        ============



                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended June 30, 1996
                                             -------------------------------------------------------
                                                                     Adjustments
                                                                       Pursuant                          Three Months
                                             As Previously          To Amendment                            Ended
                                                Reported            (See Note 3)          As Amended    June 30, 1995
                                             -------------          ------------          -----------   -------------
REVENUES:
Sales of equipment .....................      $21,422,458            $                    $21,422,458     $14,342,249
Interest income ........................        1,187,353                                   1,187,353       1,310,941
Gain on sale of financing transactions .        1,082,793            $(293,482)               789,311         625,959
Other income ...........................          701,458                                     701,458          84,947
                                              -----------            ---------            -----------     -----------
     Total revenues ....................       24,394,062             (293,482)            24,100,580      16,364,096

COSTS:
Cost of equipment sold .................       18,958,273                                  18,958,273      12,745,894
Interest expense .......................          677,155                                     677,155         833,751
                                              -----------            ---------            -----------     -----------
     Total costs .......................       19,635,428                                  19,635,428      13,579,645
                                              -----------            ---------            -----------     -----------
GROSS PROFIT ...........................        4,758,634             (293,482)             4,465,152       2,784,451
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES .............        3,208,155                                   3,208,155       2,179,872
                                              -----------            ---------            -----------     -----------
INCOME BEFORE INCOME TAXES .............        1,550,479             (293,482)             1,256,997         604,579
INCOME TAXES ...........................          620,150             (117,396)               502,754         241,871
                                              -----------            ---------            -----------     -----------
NET INCOME .............................      $   930,329            $(176,086)           $   754,243     $   362,708
                                              ===========            =========            ===========     ===========
INCOME PER SHARE .......................      $       .21            $    (.04)           $       .17     $       .15
                                              ===========            =========            ===========     ===========
NET INCOME APPLICABLE TO
   COMMON STOCKHOLDERS .................      $   909,910            $(176,086)           $   733,824
                                              ===========            =========            ===========

Weighted average shares outstanding ....        4,521,000                                   4,521,000       2,454,000
                                              ===========            =========            ===========     ===========



                       See notes to financial statements.

                           ROCKFORD INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Six Months Ended June 30, 1996
                                               ----------------------------------------------
                                                                   Adjustments
                                                                    Pursuant                          Six Months
                                               As Previously      To Amendment                          Ended
                                                 Reported         (See Note 3)     As Amended        June 30,1995
                                               -------------      ------------     -----------       ------------
REVENUES:
Sales of equipment.......................       $40,922,216        $               $40,922,216        $25,392,593
Interest income..........................         2,451,450                          2,451,450          2,681,700
Gain on sale of financing transactions...         2,335,478        $(293,482)        2,041,996          1,337,681
Other income.............................         1,251,665                          1,251,665            247,059
                                                -----------        ---------       -----------        -----------
     Total revenues......................        46,960,809         (293,482)       46,667,327         29,659,033

COSTS:
Cost of equipment sold...................        36,523,759                         36,523,759         22,720,353
Interest expense.........................         1,325,983                          1,325,983          1,747,114
                                                -----------        ---------       -----------        -----------
     Total costs.........................        37,849,742                         37,849,742         24,467,467
                                                -----------        ---------       -----------        -----------

GROSS PROFIT.............................         9,111,067         (293,482)        8,817,585          5,191,566
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES...............         6,462,574                          6,462,574          4,266,877
                                                -----------        ---------       -----------        -----------
INCOME BEFORE INCOME TAXES...............         2,648,493         (293,482)        2,355,011            924,689
INCOME TAXES.............................         1,059,400         (117,396)          942,004            369,871
                                                -----------        ---------       -----------        -----------
NET INCOME...............................       $ 1,589,093        $(176,086)      $ 1,413,007        $   554,818
                                                ===========        =========       ===========        ===========

INCOME PER SHARE.........................       $       .35        $    (.04)      $       .32        $       .23
                                                ===========        =========       ===========        ===========
NET INCOME APPLICABLE TO
   COMMON STOCKHOLDERS...................       $ 1,551,312        $(176,086)      $ 1,375,226
                                                ===========        =========       ===========

Weighted average shares outstanding......         4,479,000                          4,479,000          2,454,000
                                                ===========        =========       ===========        ===========



                       See notes to financial statements.

                           ROCKFORD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

                                                                       Six Months Ended June 30, 1996
                                                                --------------------------------------------
                                                                                 Adjustments
                                                                                  Pursuant                         Six Months
                                                                As Previously   To Amendment        As               Ended
                                                                  Reported      (See Note 3)      Amended        June 30, 1995
                                                                -------------   ------------   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...............................................       $  1,589,093      $(176,086)    $  1,413,007     $     554,818
Adjustments to reconcile net income to net cash used in
  operating activities:
   Depreciation and amortization.........................            144,844                         144,844            68,865
   Increase in lease receivable allowance................            200,000                         200,000            55,747
   Gain on sale of residuals.............................           (286,466)                       (286,466)         (145,418)
   Gain on sale of financing transactions................         (2,335,478)       293,482       (2,041,996)       (1,337,681)
   Initial direct cost amortization......................            784,571                         784,571           728,533
   Net amortization of deferred interest income..........         (1,910,038)                     (1,910,038)       (1,663,119)
   Increase in restricted cash...........................         (1,374,503)                     (1,374,503)       (1,265,121)
   Change in accounts receivable and prepaid expenses....         (5,069,755)                     (5,069,755)       (5,746,139)
   Change in accounts payable and accrued liabilities....          1,119,560                       1,119,560         1,843,575
   Dividends payable.....................................             37,781                          37,781                 -
   Change in income taxes payable........................           (887,760)      (117,396)      (1,005,156)                -
   Change in deferred income taxes.......................           (478,402)                       (478,402)          344,731
                                                                ------------       --------     ------------      ------------
     Net cash used in operating activities...............         (8,466,553)                     (8,466,553)       (6,561,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from lessees...........................            840,719                         840,719         1,873,874
Proceeds from sale of residuals..........................            550,515                         550,515           421,253
Purchase of fixed assets.................................           (607,038)                       (607,038)         (366,337)
Initial direct costs.....................................           (963,744)                       (963,744)         (391,462)
Equipment purchased for lease............................        (60,652,724)                    (60,652,724)      (36,401,259)
                                                                ------------       --------     ------------      ------------
     Net cash used in investing activities...............        (60,832,272)                    (60,832,272)      (34,863,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse debt and securitizations.......         58,856,617                      58,856,617        43,508,864
Proceeds from notes payable to bank......................          9,719,570                       9,719,570         6,792,326
Payments on notes payable to bank........................         (4,641,736)                     (4,641,736)      (12,788,218)
Proceeds from sale of preferred stock....................                  -                               -         1,575,000
Dividends on preferred stock.............................            (55,425)                        (55,425)                -
                                                                ------------       --------     ------------      ------------
     Net cash provided by financing activities...........         63,879,026                      63,879,026        39,087,972
                                                                ------------       --------     ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS................         (5,419,799)                     (5,419,799)       (2,337,168)
CASH AND CASH EQUIVALENTS, beginning of year.............          9,409,305                       9,409,305         2,636,043
                                                                ------------       --------     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period.................       $  3,989,506       $            $  3,989,506      $    298,875
                                                                ============       ========     ============      ============
SUPPLEMENTAL DISCLOSURES:
Income taxes paid........................................       $  2,434,128       $            $  2,434,128      $     25,140
                                                                ============       ========     ============      ============
Interest paid............................................       $     17,136       $            $     17,136      $    211,180
                                                                ============       ========     ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES-

Estimated lessee payments made directly to nonrecourse
  lending institutions...................................       $ 32,611,928       $            $ 32,611,928      $ 24,852,824
                                                                ============       ========     ============      ============

                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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


NOTE 2 - RECLASSIFICATION
-------------------------

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


NOTE 3 - EXPLANATION OF ADJUSTMENT TO AMENDED FINANCIAL STATEMENTS
------------------------------------------------------------------

An adjustment was made to reduce the net investment in direct finance leases and gain on sale of financing transactions by $293,482. This adjustment was necessary because certain capitalized initial direct costs were excluded from the calculation of gain on sale of financing transactions as previously reported. This adjustment decreased income tax expense and income taxes payable by $117,396 and resulted in a reduction of $176,086 to net income and retained earnings.

                                    PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CUSTOMER FINANCE CONTRACT ACCOUNTING
------------------------------------

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

         DIRECT FINANCE LEASES. Equipment financing transactions are classified as direct finance leases when the Company retains a continuing economic interest in the underlying finance contract which results from the Company's retention of a residual interest in the equipment being financed or from funding the transaction with recourse debt or the Company's own working capital. Additionally, collectability of the contract payments must be reasonably certain and the transaction must meet at least one of the following criteria: (i) the contract transfers ownership of the equipment to the customer at the end of the contract term, (ii) the contract contains a bargain purchase option, (iii) the contract term at inception is at least 75% of the estimated economic life of the financed equipment, or (iv) the present value of the minimum payments required of the customer is at least 90% of the fair market value of the equipment at the inception of the contract. For direct finance leases, the Company records the total contract payments, estimated unguaranteed residual value and initial direct costs (consisting of sales commissions, referral fees and other origination costs) as the gross investment in the direct finance lease. The difference between the gross investment in the direct finance lease and the cost to the Company of the equipment being financed is recorded as unearned income. Interest income is recognized over the term of the contract by amortizing the unearned income using the interest method. Cash proceeds from a funding source are recorded as nonrecourse debt or additions to notes payable to bank, depending on the source of the funding. Interest expense is recognized over the term of the contract using the respective discount rates of the Company's nonrecourse lenders or the interest rate applicable to the Company's line of credit. For the six months ended June 30, 1996, finance contracts accounted for as direct finance leases amounted to 16.4% (as compared to 20.2% for the six months ended June 30, 1995) of the Company's total financing originations, after adjustment for direct finance leases sold with financing gain recognition.

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


RESULTS OF OPERATIONS  - THREE MONTHS ENDED JUNE 30, 1996 AND 1995
------------------------------------------------------------------

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $12.4 million or 67% to $30.9 million in the quarter ended June 30, 1996 from $18.5 million in the quarter ended June 30, 1995 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended June 30, 1996 were $24.1 million as compared to $16.4 million for the quarter ended June 30, 1995, representing an increase of $7.7 million or 47%. The increase in revenues resulted primarily from increased finance contract originations and gains derived from the sale of Company held finance contracts.

         GROSS PROFIT. Total gross profit for the quarter ended June 30, 1996 was $4.5 million as compared to $2.8 million for the same quarter in the prior year, representing an increase of $1.7 million or 60.7%. This increase in gross profits was attributable to increased finance contract originations, lower cost of funds (borrowing rates), increased gains on sales of financing transactions, servicing fees and other revenues associated with an increasing serviced portfolio.

         GROSS PROFIT PERCENTAGE. Gross profits as a percentage of revenues increased to 18.7% in the second quarter of 1996 as compared to 17.1% for the same period in 1995, primarily due to increased gains on sales of financing transactions and increased service fees. Gross profit as a percentage of equipment sales increased to 11.5% in the second quarter of 1996 from 11.1% in the second quarter of 1995 reflecting the favorable effect of lower cost of funds. The net interest (interest income less interest expense) margin percentage for direct finance leases increased to 43.0% in the quarter ended June 30, 1996 from 36.4% in the quarter ended June 30, 1995. The improvement in the net interest margin percentage was due to lower debt levels associated with the Company's portfolio of direct finance leases and lower cost of funds applicable to direct finance lease additions during the period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 1996 were $3.2 million as compared to $2.2 million in the second quarter of 1995, representing an increase of $1.0 million or 45.5%. As a percentage of revenues, these expenses amounted to 13.3% in the second quarter of 1996, as compared to 13.4% in the comparable quarter of the prior year. The decrease in the selling, general and administrative expense percentage is a result of additional operating leverage gained as a result of increased finance contract originations. In absolute dollars, the increase in selling, general and administrative expenses was primarily due to increased commissions and other selling expenses associated with new contract originations and additional investment in the infrastructure necessary to service an increasing level of finance contract originations and securitized portfolio.

         NET INCOME. Income before taxes was $1,257,000 for the quarter ended June 30, 1996 as compared to $605,000 for the same quarter of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $754,000 for the quarter ended June 30, 1996 as compared to $363,000 for the same quarter of the prior year, representing an increase of $391,000 or 107.7%, reflecting the benefits of increased finance contract originations, increasing servicing fee income, and lower borrowing costs. Net income of $.17 per share on weighted average shares outstanding of 4,521,000 was earned during the second quarter of 1996, as compared to net income of $.15 per share on weighted average shares outstanding of 2,454,000 for the second quarter of 1995.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995
---------------------------------------------------------------

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $24.3 million or 66.8% to $60.7 million for the six months ended June 30, 1996 from $36.4 million for the six months ended June 30, 1995, reflecting the positive effects of a sales force that increased to 40 sales professionals as of June 30, 1996. Total revenues of $46.7 million for the six months ended June 30, 1996 increased by $17.0 million or 57.2% from total revenues of $29.7 million for the six months ended June 30, 1995. The increase in revenues resulted primarily from increased finance contract originations, gains derived from the sale of company-held finance contracts, and increases in fees earned as a result of the servicing of an expanding securitized portfolio. Interest income decreased somewhat due to lower yields on the direct finance lease portfolio.

         GROSS PROFIT. Total gross profit of $8.8 million for the six months ended June 30, 1996 increased by approximately $3.6 million or 69.2% from $5.2 million in the six months ended June 30, 1995. The increase in gross profit was primarily attributable to the increase in finance contract originations, lower cost of funds (borrowing rates), gains on sales of financing transactions, and increases in service fee income attributable to an increasing serviced portfolio for the six months ended 30, 1996 as compared to the same period of the prior year.

         GROSS PROFIT PERCENTAGE. Gross profits as a percentage of revenues increased to 18.8% in the first six months of 1996 from 17.5% in the first six months of 1995 reflecting the following components: gross profits from equipment sales of 10.8% for the first six months of 1996 versus 10.6% for the first six months of 1995; net interest (interest income less interest expense) margin of 45.9% for the first six months of 1996 versus 34.9% for the first six months of 1995. The gross profit percentage was positively impacted by lower cost of funds associated with securitizations, lower borrowing levels and rates applicable to the direct finance contract portfolio, and increasing financing gains, servicing fees, and other income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first six months of 1996 were $6.5 million as compared to $4.3 million in the same period of 1995, representing an increase of $2.2 million or 51.2%. As a percentage of revenues, these expenses amounted to 13.9% in the first six months of 1996, as compared to 14.5% in the same period of the prior year. The decrease in selling, general and administrative expense percentage is a result of additional operating leverage gained as a result of increased finance contract originations. In absolute dollars, the increase in selling, general and administrative expenses was primarily due to commissions and other selling expenses associated with new contract originations and additional investment in the infrastructure necessary to service an increasing level of finance contract originations and an increasing securitzed portfolio.

         NET INCOME. Income before taxes was $2,355,000 for the six months ended June 30, 1996 as compared to $925,000 for the same period of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income increased by $858,000 or 154.6% to $1,413,000 for the first six months of 1996 from $555,000 for the first six months of 1995, reflecting the benefits of increased finance contract originations, increasing service fee income, and lower borrowing costs. Net income of $.32 per share on weighted average shares outstanding of 4,479,000 was earned during the first six months of 1996, as compared to net income of $.23 per share on weighted average shares outstanding of 2,454,000 for the first six months of 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         CASHFLOWS. The Company's cash and cash equivalents at June 30, 1996 was $4.0 million compared to $.3 million at June 30, 1995. The consummation of the Company's initial public offering of its common stock in July 1995 yielding net proceeds of $11.2 million positively impacted this change in cash position. During the six months ended June 30, 1996, the Company's cash position decreased by $5.4 million, reflecting the use of cash in operations and investing activities of $8.5 million and $60.8 million, respectively, and the cash provided from financing activities of $63.9 million. The most significant aspect of the change during this period was from cash invested in equipment for financing of $60.7 million and proceeds from nonrecourse debt and securitizations of $58.9 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $2.3 million during the six months ended June 30, 1995, reflecting the use of cash in operations and investing activities of $6.6 million and $34.9 million, respectively, and the cash provided from financing activities of $39.1 million. The change in cash was primarily due to cash used to purchase equipment for financing of $36.4 million, a decrease in notes payable to bank of $5.0 million (net of proceeds of $6.8 million), and cash provided by nonrecourse debt borrowings and securitizations of $43.5 million.

The Company believes that existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments, and bank credit lines will be sufficient to meet its financing needs for at least the next twelve months.


SEASONALITY
-----------

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


IMPACT OF INFLATION
-------------------

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


                                        ROCKFORD INDUSTRIES INC.
                                        (Registrant)


Date:  November 12, 1996                /s/ GERRY J. RICCO
                                        -----------------------------
                                            Gerry J. Ricco
                                            President, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)


Date:  November 12, 1996                /s/ LARRY E. DAVIS
                                        -----------------------------
                                            Larry E. Davis
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)