Form 10-Q
period 1996-09-30
ROCKFORD INDUSTRIES INC
filed 1996-11-13
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26324



                           ROCKFORD INDUSTRIES, INC.



          CALIFORNIA                                      33-0075112
----------------------------                          ------------------
  (State of Incorporation)                             (I.R.S. Employer
                                                      Identification No.)

      1851 E. FIRST ST.
        SANTA ANA, CA                                       92705
----------------------------------------              ------------------
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


         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT OCTOBER 31, 1996 WAS 4,105,517.

                           ROCKFORD INDUSTRIES, INC.

                                     INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I.  FINANCIAL INFORMATION:
-------------------------------

ITEM 1.  FINANCIAL STATEMENTS:


         Consolidated Balance Sheets -                                                              3
            September 30, 1996 (unaudited) and December 31, 1995


         Consolidated Statements of Income -                                                        4
            Three months and nine months ended September 30, 1996 and 1995 (unaudited)


         Consolidated Statements of Cash Flows -                                                    5
            Nine months ended September 30, 1996 and 1995 (unaudited)


         Notes to Consolidated Financial Statements                                               6 - 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                    8 - 13


PART II.  OTHER INFORMATION                                                                        14
---------------------------


SIGNATURES                                                                                         15

                           ROCKFORD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1996               1995
                                                                      -------------       ------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents  ....................................       $  3,863,618        $  9,409,305
Restricted cash and cash equivalents ..........................          5,241,785           2,875,544
Accounts receivable (net of allowance for doubtful
  accounts of $350,000 at September 30, 1996 and $200,000
  at December 31, 1995) .......................................         15,492,226           4,366,449
Note receivable from officer  .................................            116,667             175,000
Prepaid expenses ..............................................            790,959             359,108
Net investment in direct finance leases (net of
  lease receivable and residual valuation allowance
  of $725,000 at September 30, 1996 and $400,000 at
  December 31, 1995) ..........................................         26,321,229          34,520,656
Net fixed assets ..............................................          1,610,505             869,120
Discounted lease rentals assigned to lenders (Note 2)..........        102,625,719          92,143,770
                                                                      ------------        ------------
                                                                      $156,062,708        $144,718,952
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to bank  .........................................       $  4,396,349        $          -
Accounts payable  .............................................          8,096,878           3,280,651
Accrued liabilities  ..........................................          3,583,302           3,314,116
Income taxes payable  .........................................             38,483           1,204,283
Deferred income taxes  ........................................            807,257           1,074,000
Nonrecourse debt (Note 2) .....................................        119,392,331         118,202,211
                                                                      ------------        ------------
     Total liabilities ...                                             136,314,600         127,075,261

Commitments and contingencies                                                    -                   -

Stockholders' equity:
Series A redeemable preferred stock ...........................          1,575,000           1,575,000
Common stock no par value; 10,000,000 shares authorized;
   4,104,204 shares issued and outstanding ....................         14,022,473          14,001,360
Retained earnings .............................................          4,150,635           2,067,331
                                                                      ------------        ------------
     Total stockholders' equity ...............................         19,748,108          17,643,691
                                                                      ------------        ------------
                                                                      $156,062,708        $144,718,952
                                                                      ============        ============



                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                  ----------------------------         ----------------------------
                                                     1996             1995                 1996            1995
                                                  -----------      -----------         -----------      -----------
REVENUES:
Sales of equipment .........................      $27,275,770      $17,770,153         $68,197,986      $43,162,746
Interest income ............................        1,188,878        1,345,113           3,640,328        4,026,813
Gain on sale of financing transactions .....        1,147,483          440,708           3,189,479        1,778,389
Other income ...............................          729,488          208,834           1,981,153          455,893
                                                  -----------      -----------         -----------      -----------
     Total revenues ........................       30,341,619       19,764,808          77,008,946       49,423,841

COSTS:
Cost of equipment sold .....................       24,109,191       15,940,036          60,632,950       38,660,389
Interest expense ...........................          635,406          807,572           1,961,389        2,554,686
                                                  -----------      -----------         -----------      -----------
     Total costs ...........................       24,744,597       16,747,608          62,594,339       41,215,075
                                                  -----------      -----------         -----------      -----------


GROSS PROFIT ...............................        5,597,022        3,017,200          14,414,607        8,208,766
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..................        4,343,373        2,035,421          10,805,947        6,302,298
                                                  -----------      -----------         -----------      -----------
INCOME BEFORE INCOME TAXES .................        1,253,649          981,779           3,608,660        1,906,468
INCOME TAXES ...............................          501,460          392,715           1,443,464          762,586
                                                  -----------      -----------         -----------      -----------
NET INCOME .................................      $   752,189      $   589,064         $ 2,165,196      $ 1,143,882
                                                  ===========      ===========         ===========      ===========
INCOME PER SHARE ...........................      $       .17      $       .15         $       .48      $       .38
                                                  ===========      ===========         ===========      ===========

NET INCOME APPLICABLE TO
  COMMON STOCKHOLDERS ......................      $   725,723                          $ 2,100,949
                                                  ===========                          ===========

Weighted average shares outstanding ........        4,520,000        4,039,000           4,493,000        2,982,000
                                                  ===========      ===========         ===========      ===========



                       See notes to financial statements.

                           ROCKFORD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                        1996                 1995
                                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................................    $  2,165,196          $  1,143,882
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization  ..............................................         229,844               103,215
   Increase in lease receivable allowance  .....................................         325,000                75,000
   Gain on sale of residuals  ..................................................        (361,734)             (224,560)
   Gain on sale of financing transactions  .....................................      (3,189,479)           (1,778,389)
   Initial direct cost amortization  ...........................................         990,884             1,091,935
   Net amortization of deferred interest income  ...............................      (2,669,823)           (2,564,063)
   Increase in restricted cash  ................................................      (2,366,241)           (2,026,825)
   Change in accounts receivable and prepaid expenses  .........................     (11,499,295)           (3,887,709)
   Change in accounts payable and accrued liabilities  .........................       5,085,413             1,837,495
   Dividends payable  ..........................................................               -                     -
   Change in income taxes payable  .............................................      (1,165,800)                    -
   Change in deferred income taxes  ............................................        (266,743)              745,970
                                                                                    ------------          ------------
     Net cash used in operating activities  ....................................     (12,722,778)           (5,484,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from lessees  ................................................       6,015,259             4,743,846
Proceeds from sale of residuals  ...............................................         831,621               658,652
Purchase of fixed assets  ......................................................        (971,229)             (503,365)
Initial direct costs  ..........................................................        (988,141)             (851,811)
Equipment purchased for lease  .................................................     (93,699,238)          (59,971,832)
                                                                                    ------------          ------------
     Net cash used in investing activities  ....................................     (88,811,728)          (55,924,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse debt and securitizations  ............................      91,653,248            62,396,280
Proceeds from notes payable to bank  ...........................................      15,658,598             6,792,326
Payments on notes payable to bank  .............................................     (11,262,249)          (13,068,622)
Proceeds from sale of common stock  ............................................          21,113                     -
Proceeds from sale of preferred stock  .........................................               -             1,575,000
Proceeds from initial public offering  .........................................               -            11,191,216
Dividends on preferred stock  ..................................................         (81,891)                    -
                                                                                    ------------          ------------
     Net cash provided by financing activities .................................      95,988,819            68,886,200
                                                                                    ------------          ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS  .....................................      (5,545,687)            7,477,641
CASH AND CASH EQUIVALENTS, beginning of year  ..................................       9,409,305             2,636,043
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, end of period  ......................................    $  3,863,618          $ 10,113,684
                                                                                    ============          ============
SUPPLEMENTAL DISCLOSURES:
Income taxes paid  .............................................................    $  2,884,573          $     25,140
                                                                                    ============          ============
Interest paid  .................................................................    $    153,948          $    221,794
                                                                                    ============          ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES -
Estimated lessee payments made directly to nonrecourse lending institutions  ...    $ 39,832,548          $ 37,130,975
                                                                                    ============          ============

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1996 and December 31, 1995, the statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1996.

NOTE 2 - RECLASSIFICATION/NEW ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management has not completed an analysis of the impact of applying this new statement; however, the Company intends to begin applying this new standard, effective January 1, 1997.

The release of SFAS 125 caused the Company to reassess its balance sheet presentation of certain assets and liabilities in light of current accounting literature and this pending new standard. This reassessment resulted in the determination that the assets and liabilities, previously recorded on the Company's balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, should be offset for associated finance transactions in which the Company has no continuing economic interest and in which the Company is legally relieved of all obligations as a result of the sale. Consequently, the Company has recorded a reclassification of $39,939,044 resulting in a decrease of discounted lease rentals assigned to lenders and nonrecourse debt at December 31, 1995, in order to conform the December 31, 1995 balance sheet to the September 30, 1996 presentation. This reclassification had no impact on the Company's statements of income, cash flows, or stockholders' equity.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair market value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

Employees, but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock based transactions.

NOTE 3 - LINE OF CREDIT
-----------------------

On September 30, 1996, the Company renegotiated its credit facility (the "Revolver") with CoreStates Bank N. A. The Revolver borrowing limit was increased to $20 million, which includes a sublimit of $5 million providing an overdraft line of credit. The interest rate for the facility is favorable to the facility which was in place prior to May 1996. The facility terminates in May 1997.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Asset Securitization
--------------------

In February 1996, SunAmerica and the Company entered into an agreement pursuant to which SunAmerica agreed to purchase up to $100 million in principal amount of trust certificates under this securitization agreement. This agreement was amended by the parties on November 6, 1996 in order to extend the term thereof from December 31, 1996 to April 30, 1997. In addition, under a commitment letter dated November 7, 1996, Centre Square Funding Corporation, which is administered by CoreStates Bank, N. A., agreed to provide the Company with a $150 million three-year facility for the securitization of equipment finance contracts, subject to satisfying several significant conditions.

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CUSTOMER FINANCE CONTRACT ACCOUNTING

         The Company principally engages in two types of equipment financing transactions with its customers, which transactions are classified for accounting purposes either as equipment sales or as direct finance leases. The recognition of income among accounting periods varies depending upon the type of financing transaction.

         Equipment Sales. Sales of equipment are recognized on equipment financing transactions when the Company has no continuing economic interest in the underlying finance contract. The Company does not retain a continuing economic interest in the transaction when the following criteria are met: (i) at the time of origination, the transaction is assigned on a nonrecourse basis to a third party, (ii) the Company has no residual interest in the underlying transaction, and (iii) all rights to the underlying payment stream and equipment are transferred to the third party assignee (nonrecourse lender or limited recourse lender). The cash proceeds from a nonrecourse assignment, determined by discounting the customer payments due under the finance contract at the discount rate established with the nonrecourse lender or limited recourse lender, are recorded as equipment sales and the equipment cost associated with a finance contract is recorded as cost of sales. The Company also records the cash proceeds from the assignment on its balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, unless the Company is legally relieved of all obligations as a result of the sale. For the nine months ended September 30, 1996, finance contracts accounted for as sales transactions amounted to 65.1% (as compared to 65.0% for the nine months ended September 30, 1995) of the Company's total financing originations.

         Direct Finance Leases. Equipment financing transactions are classified as direct finance leases when the Company retains a continuing economic interest in the underlying finance contract which results from the Company's retention of a residual interest in the equipment being financed or from funding the transaction with recourse debt or the Company's own working capital. Additionally, collectibility of the contract payments must be reasonably certain and the transaction must meet at least one of the following criteria: (i) the contract transfers ownership of the equipment to the customer at the end of the contract term, (ii) the contract contains a bargain purchase option, (iii) the contract term at inception is at least 75% of the estimated economic life of the financed equipment, or (iv) the present value of the minimum payments required of the customer is at least 90% of the fair market value of the equipment at the inception of the contract. For direct finance leases, the Company records the total contract payments, estimated unguaranteed residual value and initial direct costs (consisting of sales commissions, referral fees and other origination costs) as the gross investment in the direct finance lease. The difference between the gross investment in the direct finance lease and the cost to the Company of the equipment being financed is recorded as unearned income. Interest income is recognized over the term of the contract by amortizing the unearned income using the interest method. Cash proceeds from a funding source are recorded as nonrecourse debt or additions to notes payable to bank, depending on the source of the funding. Interest expense is recognized over the term of the contract using the respective discount rates of the Company's nonrecourse lenders or the interest rate applicable to the Company's line of credit. For the nine months ended September 30, 1996, finance contracts accounted for as direct finance leases amounted to 10.1% (as compared to 20.5% for the nine months ended September 30, 1995) of the Company's total financing originations, after adjustment for direct finance leases sold with financing gain recognition.

         Gain on Sale of Financing Transactions. Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time, and during this time, utilizes the accounting and income recognition methodology relating to direct finance leases as previously described. Subsequently, the Company may sell these contract, including the Company's interest in the residual positions of the underlying equipment, in bulk to nonrecourse lenders, at which time the Company relinquishes any continuing economic interest in such contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance. For the nine months ended September 30, 1996, finance contracts accounted for as gains on sale of financing transactions amounted to 24.8% (as compared to 14.5% for the nine months ended September 30, 1995) of the Company's total financing originations.

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


RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Finance Contract Originations and Revenues. Finance contract originations increased by approximately $9.4 million or 40% to $33.0 million in the quarter ended September 30, 1996 from $23.6 million in the quarter ended September 30, 1995 principally due to the addition of 11 sales professionals in 1996. Total revenues of $30.3 million for the quarter ended September 30, 1996 increased by $10.5 million or 53% from total revenues of $19.8 million for the quarter ended September 30, 1995. The increase in revenues resulted primarily from increased finance contract originations and further penetration into the general business markets and, to a lesser extent, from gains on sale of financing transactions and from other income associated with an increase in the size of the portfolio of finance contracts serviced by the Company. During the three months ending September 30, 1996, the Company sold certain direct finance leases, including direct finance leases which contained residuals, resulting in gains on sales of financing transactions of $1,147,483. As a result of these sales, the Company's portfolio of direct finance leases decreased, and the Company will not have the net interest (interest income less interest expense) associated with the leases that would have been recognized if the leases had been retained by the Company.

         Gross Profit. Total gross profit of $5.6 million for the quarter ended September 30, 1996 increased by approximately $2.6 million or 86.7% from $3.0 million for the same quarter in the prior year. This increase in gross profit was primarily attributable to the increase in finance contract originations, from gains on sales of financing transactions and from an increase of other income, such as servicing fees.

         Gross Profit Percentage. Gross profit as a percentage of revenues increased to 18.5% in the third quarter of 1996 from 15.3% for the same period in 1995, reflecting the following components: gross profits from equipment sales of 11.6% for the third quarter of 1996 versus 10.3% for the same quarter of the prior year and net interest margin percentage for direct finance leases of 46.6% for the third quarter of 1996 versus 40.0% for the same quarter of the prior year. The gross profit percentage was positively impacted by gains on sales of financing transactions and by other income, including servicing fees, associated with an increase in the size of the portfolio of finance contracts serviced by the Company, and, to a smaller extent, lower borrowing levels and rates applicable to the direct finance contract portfolio.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the third quarter of 1996 were $4.3 million as compared to $2.0 million in the third quarter of 1995, representing an increase of $2.3 million or 115% which increase was primarily due to commissions and other selling expenses associated with new contract originations, an expanded sales force and increases in other volume related expenses. Additionally the Company incurred increasing expenses associated with increasing business infrastructure and reserves necessary to support a growing serviced portfolio. As a percentage of revenues, these expenses increased to 14.2% in the third quarter of 1996, as compared to 10.3% in the comparable quarter of the prior year, principally due to a higher percentage of gains on sales of financing transactions in the third quarter of 1996 as compared to the third quarter of 1995.

         Net Income. Income before taxes was $1.3 million for the quarter ended September 30, 1996 as compared to $982,000 for the same quarter of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $752,000 for the quarter ended September 30, 1996 as compared to $589,000 for the same quarter of the prior year, representing an increase of $163,000 or 27.7%. Net income of $0.17 per share on weighted average shares outstanding of 4,520,000 was earned during the third quarter of 1996, as compared to net income of $0.15 per share on weighted average shares outstanding of 4,039,000 for the third quarter of 1995.


         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Finance Contract Originations and Revenues. Finance contract originations increased by approximately $33.7 million or 56.2% to $93.7 million for the nine months ended September 30, 1996 from $60.0 million for the nine months ended September 30, 1995, principally due to the addition of 11 sales professionals during the nine months ended September 30, 1996. Total revenues of $77.0 million for the nine months ended September 30, 1996 increased by $27.6 million or 55.9% from total revenues of $49.4 million for the nine months ended September 30, 1995. The increase in revenues resulted primarily from increased finance contract originations and further penetration into the general business markets and, to a lesser extent, from gains on sale of financing transactions and from other income associated with an increase in the size of the portfolio of finance contracts serviced by the Company. During the nine months ending September 30, 1996 the Company sold certain direct finance leases including those direct finance leases which contained residuals, resulting in gains on sales of financing transactions of $3,189,479. As a result of these sales, the Company's portfolio of direct finance leases decreased, and the Company will not have the net interest (interest income less interest expense) associated with the leases that would have been recognized if the leases had been retained by the Company.

         Gross Profit. Total gross profit of $14.4 million for the nine months ended September 30, 1996 increased by approximately $6.2 million or 75.6% from $8.2 million for the nine months ended September 30, 1995. The increase in gross profit was primarily attributable to the increase in finance contract originations and from an increase of other income, such as servicing fees, and from gains on sale of financing transactions.

         Gross Profit Percentage. Gross profit as a percentage of revenues increased to 18.7% in the first nine months of 1996 from 16.6% in the first nine months of 1995 reflecting the following components: gross profit from equipment sales of 11.1% for the first nine months of 1996 versus 10.4% for the first nine months of 1995; and net interest margin percentage for direct finance leases of 46.1% for the first nine months of 1996 versus 36.6% for the first nine months of 1995. The gross profit percentage was positively impacted by other income, including servicing fees, associated with an increase in the size of the portfolio of finance contracts serviced by the Company, and by gains on sales of financing transactions.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first nine months of 1996 were $10.8 million as compared to $6.3 million in the same period of 1995, representing an increase of $4.5 million or 71.4%, which increase was primarily due to commissions and other selling expenses associated with new contract originations, an expanded sales force and increases in other volume related expenses. Additionally the Company incurred increasing expenses associated with increasing business infrastructure and reserves necessary to support a growing serviced portfolio. As a percentage of revenues, these expenses amounted to 14.0% in the first nine months of 1996, as compared to 12.8% in the same period of the prior year which was principally due to a higher percentage of gains on sales of financing transactions in the first nine months of 1996 as compared to the same period of the prior year.

         Net Income. Income before taxes was $3,609,000 for the nine months ended September 30, 1996 as compared to $1,906,000 for the same period of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income increased by $1,021,000 or 89% to $2,165,000 for the first nine months of 1996 from $1,144,000 for the first nine months of 1995. Net income of $0.48 per share on weighted average shares outstanding of 4,493,000 was earned during the first nine months of 1996, as compared to net income of $0.38 per share on weighted average shares outstanding of 2,982,000 for the first nine months of 1995. The number of the Company's outstanding shares of common stock increased by 1,897,500 pursuant to the Company's initial public offering in July 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are: (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica"), pursuant to the terms of the securitization arrangement between the Company and SunAmerica;
(ii) nonrecourse borrowings from institutional lenders; and (iii) standard recourse borrowings under its $20.0 million revolving line of credit ($5.0 million of which is for the exclusive purpose of funding account overdrafts) used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

         Asset Securitization. Asset securitization is a process in which a pool of equipment finance contracts is transferred to a wholly-owned special-purpose subsidiary which, in turn, transfers the contracts and the payments due thereunder to a trust which issues trust certificates to investors relating to the contract pool. The source of repayment for the trust certificates is the stream of payments which are made on the equipment finance contracts included in the corresponding pool of transferred contracts. In addition, the special purpose subsidiary pledges, as collateral to support payment of the trust certificates, the equipment underlying the equipment finance contracts in each pool. To the extent adequate payments on the trust certificates are not realized by the investor, the investor (as opposed to the special purpose subsidiary) has the right to the residual value, if any, of the equipment underlying the contracts in the pool should such equipment be resold. The special purpose subsidiary also provides credit enhancement by maintaining, in the case of the Company's securitization program, certain cash reserve accounts in connection with each borrowing under the securitization program.

         In January 1995, the Company and SunAmerica entered into an asset securitization agreement under which SunAmerica agreed to purchase up to $65.0 million in principal amount of trust certificates. The Company securitized $57.0 million of financing contracts under this facility. In February 1996, the Company and SunAmerica entered into an agreement pursuant to which SunAmerica agreed to purchase up to an additional $100.0 million in principal amount of trust certificates. Through September 30, 1996, the Company has securitized approximately $61 million of financing contracts under the $100 facility. Pursuant to an amendment by the parties on November 6, 1996, the agreement was extended from December 31, 1996 to April 30, 1997. In connection with the securitization program with SunAmerica, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of SunAmerica. In consideration for servicing these contract pools, the Company receives a service fee from SunAmerica.

         Under a commitment letter dated November 7, 1996, Centre Square Funding Corporation, which is administered by CoreStates Bank, N. A., agreed to provide the Company with a $150.0 million three year facility for the securitization of equipment finance contracts, subject to satisfying several significant conditions, including, among other things, approval by Corestates' underwriting committee and satisfactory ratings of the program from Standard & Poors and Moody's.

         The Company's ability to complete additional asset securitizations will depend upon a number of factors, including general conditions in the credit markets and the financial performance of already outstanding asset-backed securities issued by the Company or others. There can be no assurance that the Company will be able to continue to arrange securitization agreements.

         Nonrecourse Debt. The Company has entered into agreements with various institutional lenders which make financing available to the Company on a nonrecourse basis. Under a nonrecourse loan, the Company borrows an amount from the institutional lender equal to the present value of the payments due from the borrowers discounted at a fixed rate of interest. The lender receives the payments due to the Company under the particular finance contract in repayment of the nonrecourse debt, and takes a security interest in the related equipment. The Company generally retains ownership of the equipment during the term of the finance contract, subject to the lender's security interest. Interest rates under this type of financing are negotiated with each lender and reflect the financial condition of the equipment finance customer, the term of the equipment finance contract and the dollar amount being financed. The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties set forth in its loan agreements with the institutional lenders. The Company's nonrecourse lenders assume the credit risk of each finance contract assigned to them by the Company, and their only recourse, upon a default under a finance contract, is against the customers and the financed equipment.

         At September 30, 1996, the Company had recorded nonrecourse debt of $119.4 million from various institutional lenders. Each of these lenders has entered into funding arrangements with the Company and agreements relating thereto which set forth the general terms and conditions regulating the Company's borrowings from such lenders. Each of such arrangements require that the noncancellable payments due to the Company under equipment finance contracts funded by borrowings from such lenders be assigned by the Company to the lenders as payment of the principal and interest on such borrowed funds. The agreements also provide credit guidelines to assess the credit quality of a potential customer and the interest rates to be charged by the Company to its customers, depending upon the type of transaction. Certain of such arrangements regarding the funding of the Company's future equipment finance contracts (but not as they relate to outstanding borrowings from such lenders) are terminable at any time by either party upon thirty-days to sixty-days written notice. Certain lenders may, at their discretion, provide the Company with funding for equipment finance contracts which do not meet their credit guidelines if the Company deposits an amount equal to a designated portion of the payments to be made by its customers under such contracts into a reserve account as security for defaults by such customers. If any of its nonrecourse lenders should terminate its lending relationship with the Company, the Company believes that it would be able to enter into a comparable lending relationship with another nonrecourse lender on substantially similar terms, if necessary.

         Short-Term Recourse Debt. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained a credit facility with a bank for such short-term borrowings, and under the terms of the agreement, the Company may fund certain finance contracts at rates lower per annum than available through nonrecourse financing. In September 1996, the borrowing limit of this facility was increased to $20.0 million, ($5.0 million of which is exclusively for overdraft protection) the term was extended to May 1997 and the borrowing rate was lowered. At September 30, 1996, the Company had $4.4 million outstanding under the Revolver.

         Under the credit facility, the Company may convert borrowings to term loans subject to certain conditions. The credit facility is collateralized by the finance contracts assigned to the bank simultaneously with each advance and provides the bank with full recourse against the Company should the collateral prove to be insufficient. The credit facility contains various covenants, including those requiring the Company to maintain certain levels of tangible net worth and debt ratios. The Company believes it would be able to enter into other lines of credit on terms substantially similar to the terms of the existing credit facility, if necessary.

         Cashflows. The Company's cash and cash equivalents at September 30, 1996 was $3.9 million compared to $10.1 million at September 30, 1995. During the nine months ended September 30, 1996, the Company's cash position decreased by $5.5 million, reflecting the use of cash in operations and investing activities of $12.7 million and $88.8 million, respectively, and the cash provided from financing activities of $96.0 million. The most significant aspects of the change during this period were from cash invested in equipment for financing of $93.7 million, increases in receivables and prepaids of $11.5 million and proceeds from nonrecourse debt and securitizations of $91.7 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position increased by $7.5 million during the nine months ended September 30, 1995, reflecting the use of cash in operations and investing activities of $5.5 million and $55.9 million, respectively, and the cash provided from financing activities of $68.9 million. The change in cash was primarily due to cash used to purchase equipment for financing of $60.0 million, a decrease in notes payable to bank of $6.3 million (net of proceeds of $6.8 million), cash provided by nonrecourse debt borrowings and securitizations of $62.4 million, and cash provided of $11.2 million as a result of the Company's initial public offering of common stock in July of 1995.

         The Company believes that existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments, and bank credit lines will be sufficient to meet its financing needs for the next twelve months.


SEASONALITY

         Historically, the Company generally has experienced lower revenues and earnings in its first quarter and relatively higher revenues and earnings in its fourth quarter. The Company believes that the first quarter is negatively affected by the requirements of its vendors to rebuild equipment inventories and order backlog at the beginning of a new year and that the fourth quarter is favorably affected by greater customer demand for equipment which is fostered, in part, by budget or tax considerations.


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

Item 5 - Other Information


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


                                       ROCKFORD INDUSTRIES, INC.
                                       (Registrant)


Date:  November 12, 1996               /s/ GERRY J. RICCO
                                       ---------------------------------
                                           Gerry J. Ricco
                                           President, Chief Executive
                                           Officer and Director
                                           (Principal Executive Officer)


Date:  November 12, 1996               /s/ LARRY E. DAVIS
                                       ---------------------------------
                                           Larry E. Davis
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)