Form 10-K405
period 1996-12-31
ROCKFORD INDUSTRIES INC
filed 1997-03-31
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(Mark One)
 [X]                       ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from _____ to _____.

                         Commission file number 0-26324

                            ROCKFORD INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

          California                                      33-0075112
--------------------------------                    ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

   1851 East First Street, Suite 600
        Santa Ana, California                               92705
----------------------------------------            ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (714) 547-7166

Securities registered pursuant to Section 12(b) of the Act:

             None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock,
         no par value
       ----------------
       (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  Yes  X    No
                                              ----     ----

      The aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $18,320,054 based upon the last reported sale price of the Common Stock on NASDAQ on February 28, 1997.

      As of February 28, 1997, the Registrant had 4,105,517 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                                TABLE OF CONTENTS

        ITEM                                                                 PAGE

        PART I

        1.    Business..............................................            1

        2.    Properties............................................            9

        3.    Legal Proceedings.....................................            9

        4.    Submission of Matters to a Vote of Security Holders...            9

        PART II

        5.    Market for the Registrant's Common Equity and
              Related Stockholder Matters...........................           10

        6.    Selected Financial Data...............................           11

        7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................           12

        8.    Financial Statements and Supplementary Data...........           19

        9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................           36

        PART III

        10.   Directors and Executive Officers of the Registrant....           37

        11.   Executive Compensation................................           37

        12.   Security Ownership of Certain Beneficial Owners
              and Management........................................           37

        13.   Certain Relationships and Related Transactions........           37

        PART IV

        14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-k...........................................           38

              Signatures............................................           40


                                      (ii)

                                     PART I

ITEM 1.     BUSINESS

      References to the "Company" are to Rockford Industries, Inc., a California corporation, unless the context indicates otherwise.

GENERAL

      Rockford Industries, Inc. (the "Company") is a specialty finance company offering convenient point of purchase financing primarily of medical and medical-related equipment for primary care providers in the healthcare industry. The Company finances the purchase of medical and medical-related equipment that costs less than $250,000 and is purchased by healthcare providers, who prefer the simplified approval process and ease of doing business which the Company offers, including physicians, dentists, chiropractors, optometrists and home healthcare providers, and also by outpatient medical centers. In addition to medical equipment financing, the Company has recently expanded its business into the financing of small ticket general business equipment.

      Since its inception in 1984, the Company's strategy has been to focus its business development efforts on establishing marketing relationships with vendors of medical diagnostic, therapeutic and surgical equipment and office automation systems, in order to establish itself as the recommended provider of financing by its vendors to their potential equipment purchasers. By providing vendors and their customers with timely, convenient and competitive equipment financing, the Company promotes both equipment sales by the vendor and the utilization of the Company as a financing source. The Company's finance contracts are structured principally as sales-type leases or direct finance leases. The Company estimates that approximately 20% of its equipment finance contract originations during 1996 were generated from additional borrowings by existing customers.

      The Company has originated equipment finance contracts of over $430,000,000 of equipment since its founding in 1984 and has achieved significant growth in the last few years. The Company financed approximately $131,267,000 of equipment during 1996, which represented a 49.4% increase from the $87,881,000 of equipment it financed in 1995. This increase in financing volume also resulted in a 40.6% increase in the Company's revenues for 1996 which increased from $74,330,000 in 1995 to $93,613,000 in 1996. In addition, 1996 net income of $2,318,000 represented a 10.8% increase from 1995 net income of $2,092,000.

      The Company was incorporated in California on December 27, 1984. The Company's executive office is located at 1851 East First Street, Suite 600, Santa Ana, California 92705, and its telephone number is (714) 547-7166.

      As used in this report, unless otherwise indicated, the term "Company" includes the Company's wholly-owned subsidiaries, Rockford Limited I (New York), Rockford Limited II-A (New York), Rockford Limited II-B (New York), and Rockford Limited II-C (New York).

BUSINESS STRATEGY

      The Company's objective is to become a leading provider of financing for lower cost medical and selected non-medical equipment. The Company believes that it has significant opportunities to achieve its goal, while enhancing operating efficiency, through the implementation of its business strategy, the principal components of which include the following:

      POINT OF PURCHASE FINANCING. The Company has made and continues to make substantial investments in information processing and delivery systems that facilitate the Company's processing of, credit applications and finance contracts. These systems increase the ease with which customers do business with the Company and the attractiveness of the Company to vendors of the equipment it finances.

      ENHANCED VENDOR RELATIONSHIPS. The Company seeks to increase both the number of relationships it has with vendors and the proportion of a vendor's total financing business provided by the Company in existing relationships. The Company plans to increase the number and scope of its vendor relationships by expanding its marketing efforts. These efforts include (i) increased participation by the Company at equipment vendor trade shows; (ii) initiation of a direct marketing campaign to targeted equipment vendors; (iii) continuing to recruit experienced marketing professionals; and (iv) improvement of the support services provided to the Company's independent sales force in order to allow these professionals to spend more time on business development and less time on account servicing. The Company seeks to increase its penetration rate with its existing vendor relationships by increasing the range of programs offered to such vendors.

      TARGET HIGH VOLUME VENDORS. Historically, a majority of the Company's originations have been from vendors which generate less than $500,000 in equipment financings annually. The Company seeks to increase its business development efforts with accounts which are expected to produce $1.0 million to $5.0 million annually in originations by: (i) developing vendor programs and more formal relationships, including private label programs, designed specifically to address the needs of this segment of the vendor market; (ii) improving the Company's information systems which will allow the Company to efficiently process a high volume of transactions; and (iii) expanding current informal or local relationships with high volume vendors into formal or national relationships.

      INTERNATIONAL FINANCING ACTIVITIES. The majority of the Company's financings are currently with United States-based borrowers. At the request of certain of the Company's equipment vendors which market equipment in international markets, the Company is exploring opportunities to finance non-United States borrowers pursuant to vendor programs established with United States-based equipment vendors. The Company intends to explore relationships with foreign lending sources with respect to international finance contracts consistent with the Company's objective of minimizing its interest rate and credit risks.

      REDUCED BORROWING COSTS. The Company uses several methods to fund its financing activities, including asset securitization, nonrecourse loans from institutional lenders and a revolving line of credit. Generally, asset securitization provides the Company with the lowest cost of funds. During 1996, the Company funded 56% of its total originations through its securitization program. The Company plans to increase the proportion of total contracts funded through its securitization programs.

      PURSUE STRATEGIC ACQUISITIONS. The Company intends to pursue strategic acquisitions of businesses that will complement or expand the Company's business. The Company believes that acquisitions will enable it to expand its vendor relationships and the services it offers to customers.

INDUSTRY OVERVIEW

      The equipment financing industry in the United States includes a wide range of entities that provide funding for the purchase of equipment, ranging from specialized financing companies, which focus on a particular industry or financing vehicle, to large multinational banking institutions, which offer a full panoply of financial services. According to the Equipment Leasing Association of America ("ELA"), lease financing continues to play a significant role in the United States economy, representing 30% of all business investment in productive assets during 1996. The ELA also estimates that approximately 80% of all United States companies finance the purchase of some or all of their equipment through lease financing.

      According to the latest information available from the United States Department of Commerce ("DOC"), the annual volume of new capital equipment (measured by original equipment cost) placed on lease in the United States grew from $85 billion in 1986 to $169 billion in 1996. The DOC has estimated that the overall equipment leasing market will grow to approximately $176 billion in 1997.

      The Company is a specialty finance company, specializing primarily in providing financing and related services to the healthcare industry, and, to date, the largest part of its revenues has been derived from its financing of medical and medical-related equipment. The Company primarily utilizes lease contracts as the financing vehicle for these equipment financings, regardless of whether the Company has a continuing economic interest in the underlying equipment. As a specialty finance company, the Company believes that it has strategically positioned itself to capitalize on the market opportunities arising from the accelerating pace of research and development in the high-technology medical equipment industry, which has led to a rapid introduction and enhancement of medical equipment. A direct consequence of such high rates of product developments and introductions is the corresponding rapid technological obsolescence of existing medical equipment, which, in turn, promotes the continual need for healthcare providers to acquire new, lower-costing equipment for diagnosis and treatment. In addition, research and development has reduced substantially the cost of many previously high-priced medical devices, many of which are now affordable to individual and small group healthcare providers, thus enlarging the Company's primary target market.

      The medical equipment finance market includes two distinct market segments which are generally differentiated based on equipment price and customer sophistication. The first market segment, with equipment costing more than $250,000, typically represents equipment sold to hospitals and other managed care groups. The size of the purchase, long sales cycle, and number of financing alternatives generally available to these types of customers often results in a financing decision based primarily on price. This segment is generally serviced primarily by banks and large captive finance companies. The Company has strategically positioned itself in the second market segment, where equipment costs $250,000 or less. Much of this lower priced equipment is sold into the private practice market, including physicians, dentists, chiropractors, optometrists and other medical service providers. The Company believes that customers in this market segment desire flexible financing terms and a general ease of doing business.

EQUIPMENT FINANCE CONTRACTS

      GENERAL. The Company's revenues are primarily derived from its origination of equipment finance contracts pursuant to which the Company provided financing for the purchase of various types of equipment by healthcare providers. Substantially all of the Company's finance contracts are noncancellable for a specified term during which the Company generally receives scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit margin. The initial noncancellable term of the contract is equal to or less than the equipment's estimated economic life and a small portion of the Company's equipment finance contracts provide the Company with additional revenues based on the residual value at the end of the contract. Initial terms for new equipment finance contracts generally range from 12 to 66 months. The average cost of the equipment underlying the Company's equipment finance contracts decreased from an average of approximately $26,000 in 1995 to $23,500 in 1996. The number of new equipment finance contracts originated by the Company increased from 3,426 in 1995 to 5,587 in 1996.

      TERMS AND CONDITIONS. The terms and conditions of the Company's equipment finance contracts, which are generally structured principally as sales-type leases or direct finance leases, vary somewhat from transaction to transaction. In substantially all cases, however, the Company's customers are required to (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard equipment finance contract provides that, in the event of a default by the customer, the Company can require payment of liquidated damages to make the Company whole and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion.

      The Company's equipment finance contracts fall within three general categories: (i) those which transfer ownership of the underlying equipment to the customer automatically by granting the customer an option to purchase the underlying equipment at a nominal price upon the expiration of the original contract; (ii) those which grant the customer an option, or require the customer to purchase the underlying equipment at fair market value or to renew the contract at a fair market rate upon the expiration of the original contract term (and, in some cases, include maximum and/or minimum pricing provisions); and
(iii) those which generally require the customer to purchase the underlying equipment at a fixed price or renew the contract at a fixed rate upon the expiration of the original contract term.

      CREDIT AND ADMINISTRATIVE PROCEDURES. The processing of potential customers' equipment finance contract applications forms the bulk of the Company's activities at its corporate headquarters in Santa Ana, California. Credit applications are forwarded from sales representatives to the Company's headquarters. Upon receipt of a credit application, a credit analyst enters it into the Company's proprietary credit processing system. The credit profile of the potential customer is checked with commercial credit reporting agencies, such as TRW, Inc., Dun and Bradstreet and Equifax Inc., and the customer's professional status is checked in various listings with the appropriate professional organizations. The equipment type and vendor are also considered in this assessment. A credit decision can frequently be reached within one hour (more complicated transactions require three to four days, particularly if extensive due diligence is required).

      If approved, contracts are generated and either faxed or sent by overnight delivery to the customer for signature. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the contract administration department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

      In order to control the funding process, personnel in the collections department utilize reports generated by the Company's Decision System, Inc, ("DSI") computer system that show fundings due from non-recourse lenders, the actual customer finance contract file that show daily funding submissions. Collection personnel assure that the Company is paid on a timely basis, and that the appropriate present value of the payment stream is discounted with the lender. The records, reports and listings are reconciled by accounting personnel.

      Timely and accurate vendor payments are essential to the Company's business. In order to maintain existing vendors and attract new vendors, the Company must make most payments for financed equipment to vendors within one day of equipment delivery to the customer.

PORTFOLIO DIVERSITY

      From 1992 through 1996, the Company originated approximately 15,700 finance contracts. During this period, most of the Company's financing contracts have been with a variety of medical professionals, including physicians, dentists, optometrists, chiropractors and home healthcare providers and also with outpatient medical centers. In addition to medical equipment financing, the Company has recently expanded its business into the financing of small ticket general business equipment.

      While no individual customer accounted for more than 6% of the Company's financing originations in 1996, certain types of customers are more prominent than others. Finance contract originations in 1996 can be categorized by business type as follows: medical doctors, 37.4%; other healthcare providers, 48.2%; and general business, 14.4%.

      In addition to the diversity of the types of business served by the Company, the equipment finance contracts originated have covered a diverse range of high-technology medical diagnostic, therapeutic, surgical and related equipment provided by over 1,100 vendors. Finance contract originations in 1996 can be categorized by equipment type as follows: medical 53.6%; computer, 22.9%; and general equipment, 23.5%.

RESIDUAL VALUES

      Equipment financing provided by the Company is generally structured such that the full cost of the equipment and all financing costs are repaid during the initial financing term. Of the equipment finance contracts originated by the Company and outstanding as of December 31, 1996, 90% (as measured by net investment) bore no residual value on the Company's books, generally because they granted the customer a purchase option at a nominal price or required the contract customer to purchase the equipment at a fixed price at the end of the contract term. The balance of the contracts originated by the Company and outstanding at December 31, l996, bore an estimated aggregate of $2,376,000 residual value, net of unearned income and valuation allowance.

      At the inception of an equipment finance contract classified as a direct finance lease, the Company estimates the fair market value of the underlying equipment that would be obtained at the end of the initial contract term based upon its judgment, as supported by data from the used equipment market, discussions with manufacturers, and consultations with equipment users and records that value as the residual value on its balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Direct Finance Leases." Residual values ascribed to individual items of equipment depend upon various factors including the technical specifications of the equipment, obsolescence of the equipment, performance and capabilities of the equipment, the financial strength and reputation of the equipment manufacturer and the widespread availability of long-term maintenance for the equipment.

      Upon the expiration of an equipment finance contract for which a residual value has been recorded, the original contract customer will: (i) purchase the equipment outright; (ii) extend the contract for an additional term; or (iii) return the equipment to the Company. Should the equipment be returned to the Company, the Company generally seeks to sell or refinance it. The Company reviews, on a quarterly basis, the residual value estimates recorded on its books based on its own analysis and prevailing market data. Under generally accepted accounting principles, any downward revision would result in an immediate charge to reserves or earnings, while an upward revision may not be recorded until actually realized as a gain. At the end of the initial contract term, when the equipment is either sold or refinanced, the amount by which the net proceeds exceed or fall short of the residual value is recorded as a gain or loss. When a new finance contract is entered into for such equipment at a gain, the Company recognizes the gain ratably over the new contract term.

      The Company's results of operations depend in part upon its ability to realize the residual equipment value reflected on its balance sheet as net investment in direct financing leases. The balance of the contracts originated by the Company and outstanding at December 31, 1996, bore an aggregate of $2,376,000 residual value, net of unearned income and valuation allowance, representing approximately 1.5% of the Company's total assets at December 31, 1996. The Company has historically realized proceeds, with respect to residuals applicable to finance contract maturities, that are approximately equivalent to the original recorded residual value. Since inception, the Company has realized, net of residual adjustments and write-offs, 113% of the residual values recorded for contracts maturing during that period. During 1996, residual realization was 129%.

DELINQUENCIES

      DELINQUENCIES RELATING TO CONTRACTS RETAINED AND SERVICED BY THE COMPANY. The Company's portfolio (comprised principally of equipment finance contracts securitized or funded by the Company through the Revolver or by cash and held or warehoused by the Company on a full recourse basis) is comprised primarily of medical equipment finance contracts entered into with physicians and other medical professionals. The Company believes that its specialization in medical equipment financing provides it with advantages in the lower-priced equipment markets in controlling the delinquencies and minimizing the losses in its contract portfolio, since health care practitioners generally have higher incomes, making default rates relatively low. As the Company's portfolio matured, its delinquency rate (payments more than thirty days past due) rose from 2.6% at December 31, 1995 to 5.8% at December 31, 1996. The Company has reviewed the 1995 ELA Industry Survey and, based upon the information contained in that survey, believes that the Company's delinquencies and credit loss rates compare favorably to industry norms. There can be no assurance that, as the Company's portfolio increases, it will be able to sustain favorable levels of delinquencies.

      DELINQUENCIES RELATING TO CONTRACTS HELD BY THE COMPANY'S LENDERS. The Company sells or discounts on a nonrecourse basis most of the equipment finance contracts it originates; consequently, the Company has historically borne minimal credit risk on those contracts. However, in an effort to foster strong relationships with its lenders, the Company assists its nonrecourse lenders with collection matters and endeavors to stay informed about the performance of the equipment finance contracts originated by the Company and held in the lenders' portfolios. Based on delinquency reports and credit loss information provided by many of the Company's nonrecourse lenders, the Company believes that the portfolio of equipment finance contracts which it has assigned to nonrecourse lenders has experienced delinquency and credit loss percentages similar to those experienced in the industry.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts in connection with payments due under equipment finance contracts held in the Company's portfolio or serviced under the securitization program at a level which the Company deems sufficient to meet future asset writedowns, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical loss experience. There can be no assurance that this allowance will prove to be adequate. Although, the Company attempts to mitigate its credit risk through use of a variety of commercial credit reporting agencies when processing the finance contract applications of its customers and through various forms of nonrecourse financing, failure of the Company's customers to make scheduled payments under their equipment finance contracts could require the Company to forfeit its residual interest, if any, in the underlying equipment, to make payments in connection with the recourse portion of its borrowings and to forfeit cash collateral pledged as security in connection with the Company's asset securitizations. Credit losses on the contracts maintained by the Company in its owned or serviced portfolio have amounted to approximately 0.6% and 0.3% of the Company's average receivables outstanding under its contracts for 1996 and 1995, respectively. Any increase in such loss or in the rate of payment defaults under any of the equipment finance contracts originated by the Company could adversely affect the Company's ability to obtain additional funding, including its ability to complete additional asset securitizations.

FUNDING SOURCES

      The principal source of funding for the Company's financing transactions is an asset securitization program with SunAmerica backed by pools of the Company's equipment finance contracts. In addition, the Company obtains funding for financing transactions from nonrecourse loans made by institutional lenders and, to a lesser extent, recourse borrowings under the Company's Revolver. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SERVICING FEES AND INSURANCE

      Historically, the Company has assigned the majority of its finance contracts to nonrecourse lenders who have also been assigned the right to collect any service fee income, late fee income and/or insurance fee income associated with these contracts. The Company's asset securitization transactions give the Company the opportunity to service the portfolio of finance contracts it has originated and securitized. Servicing consists primarily of billing the equipment purchasers for each finance payment and collecting payments. Servicing securitized portfolios has generated additional revenue, including late fee income and fees for servicing securitized finance contract portfolios originated by other finance companies

      Currently, pursuant to the Company's securitization program with SunAmerica, the Company is entitled to receive a fee from SunAmerica for servicing the securitized contract portfolios. This fee is paid monthly and is calculated based on 1/12th of 1% of the outstanding principal balance due under the contracts. Late fees are charged on overdue payments and are typically 10% of the payment amount. In addition, the Company's finance contracts require that its customers carry fire, theft and casualty insurance on the equipment financed and customers have also requested that the Company offer life and disability insurance with respect to their finance contracts.

SALES AND MARKETING

      The Company conducts its sales and marketing activities primarily through 44 exclusive independent or salaried sales representatives who are highly incentivized through the Company's compensation program and who average over 10 years of industry experience. These sales representatives, along with 12 marketing support employees, work out of the Company's 31 regional offices which are located in 16 states. The Company's independent sales representatives and marketing staff focus on establishing formal and informal relationships with equipment vendors. The primary objectives of these relationships are to promote the vendors' equipment sales by providing timely, convenient and competitive financing for their equipment sales as well as the utilization of the Company as a financing source.

      Services provided by the Company include structuring the financing to meet the needs of equipment vendors and purchasers, training vendors' sales and marketing staffs to market the Company's various financing alternatives, and customizing financial products to encourage equipment sales. In most cases, the Company's sales representatives also work directly with equipment purchasers, providing them with the guidance necessary to complete the equipment financing transaction.

MARKETING PROGRAMS

      The Company currently utilizes the following marketing programs, each of which is designed to address specific needs of equipment vendors and purchasers.

      PRIVATE LABEL PROGRAM. For high volume vendors, the Company offers a full private label finance relationship where the vendor name is featured as the provider of the financing, underwritten by the Company. The Company has the ability to print private label documents, provide toll free private label support as well as provide billing and collection services under the vendor's name.

      NO FINANCIALS PROGRAM. For certain customers, this program permits credit approvals for financings of up to $175,000 without the need to review the applicant's tax returns or financial statements. However, the Company follows certain strict guidelines which center on an analysis of the license status and credit profile of the applicant and a review of the equipment to be financed. The convenience of the "No Financials" program is important to the success of the Company as the types of customers generally financed by the Company could easily qualify for equipment financing from their banks or elsewhere if they wished to spend the time and effort necessary to obtain such financing.

      SUCCESS LINE(R) PROGRAM. Once an applicant is approved for financing, a SUCCESS LINE(R) card is issued to the applicant which makes financing additional equipment with the Company simple and convenient, because the applicant's information is already on file. Management estimates that this program, along with the ongoing contact established by the Company's sales representatives with the Company's customers, have caused approximately 20% of the Company's equipment finance contracts to be generated from existing customers. This program serves to increase loyalty and maintain repeat business.

      CPT(R) PROGRAM. The CPT(R) (Cost Per Test) program, which was first introduced in early 1994, is a program that allows vendors the ability to offer equipment to their customers, at commercially reasonable rates, where the payments would be scheduled on the basis of a minimum monthly payment, or, in the alternative, a different rate related to frequency of actual usage of the equipment and the cost of providing required diagnostic tests. Due to economic and political pressures, more and more hospitals and physician groups may choose to utilize this plan to tie reimbursement for tests and procedures directly to the cost of performing them. See "Healthcare Regulation and Industry Reform."

COMPETITION

      The Company operates in a highly competitive environment. The Company competes with a number of national, regional and local finance companies, including those which, similar to the Company, specialize in the financing of medical and medical-related equipment, for customers, relationships with equipment manufacturers, vendors and distributors, financing sources and sales and other personnel. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, other traditional types of financial services companies, such as commercial banks and savings and loan associations, and conventional finance and leasing companies, all of which provide financing for the purchase of medical and medical-related equipment. The Company competes on the basis of conveniences with vendors and knowledge of vendors' products, responsiveness to customer needs, flexibility in structuring lease transactions and price. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, and operational resources than the Company. Moreover, the Company's future profitability will be directly related to the Company's ability to access capital funding and to obtain favorable funding rates as compared to the access to capital and costs of capital available to its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted market.

SERVICE MARKS

      The Company holds registrations for two service marks, "Success Line(R)" and "CPT(R)" which it uses in conjunction with its marketing programs. The Company believes that these service marks are important to its marketing program. The service marks have been registered by the Company under the laws of the United States. There can be no assurance that these service marks will provide significant commercial benefits to the Company or that they will protect the Company's interest in, or the value of, such service marks without resort to litigation, which could be costly and time consuming. A successful challenge to the Company's right to market its programs under these service marks may adversely affect the Company's business.

      CPT(R) was registered by the Company in March 1994; Success Line(R) was registered in August 1993. The Company's right to use these service marks can continue indefinitely as long as neither service mark is abandoned by the Company, the Company files a declaration of continued use every six years after issuance and renews its registration of the service marks every ten years after issuance.

HEALTHCARE REGULATION AND INDUSTRY REFORM

      The Company's present customers are principally healthcare providers. The healthcare industry is subject to substantial federal, state and local regulation and is undergoing significant change as a result of market-driven and regulatory developments. Some customers may be affected adversely by recent industry, legislative and regulatory changes and a substantial number of federal, state and local initiatives designed to reduce or limit or control payments to providers of healthcare and to address issues related to the availability and cost of healthcare. These changes may affect the level and mix of demand for medical and medical-related equipment. Major changes in the United States healthcare delivery include the formation of integrated patient care networks (often involving joint ventures between hospitals and physician groups), the consolidation of private health care practices into larger groups, the acquisition of physician practices by hospitals, as well as the grouping of healthcare consumers into managed-care organizations sponsored by insurance companies and a variety of other entities, which could reduce the market for the type of finance products currently offered by the Company. Reduction in the anticipated increases in reimbursement for Medicare beneficiaries and changes to the scope of the Medicare program are being considered by the United States Congress. Regulatory developments may result in significant cost controls which could cause hospitals, clinics and other healthcare providers, which form a significant portion of the Company's customer base, to reduce capital equipment acquisitions.

      The trend toward managed healthcare may also affect the Company's future operations. The Company believes that it will be able to take advantage of some of these new developments. As emphasis is placed in primary care physicians as "gatekeepers" from more specialized care, the Company will be able to accelerate its marketing programs to family practitioners and general internists.

      Various federal and state laws have been enacted which regulate the relationship between physicians and other healthcare service providers. Violations of these provisions may result in administrative, civil and criminal penalties and exclusion from participation in Medicare and Medicaid. Federal and state legislation and the Medicare and Medicaid programs limit or prevent physicians from profiting from the referral of patients to a facility in which they have a proprietary or ownership interest. Federal and state regulatory authorities have declared any fee splitting arrangement between lessors and end-users illegal arrangements, thus subjecting both the lessor and the end user to criminal, civil and administrative liability. The Company's CPT(R) program has been structured to comply with applicable fee-splitting prohibitions. If the Company determines that such program requires modification in structure, the Company will either discontinue such program in such jurisdiction, or attempt to revise the program consistent with the applicable regulatory requirements. Certain of the Company's customers may also become subject to such prohibitions and modifications and could be adversely affected.

      Certain authorities have mandated reductions in some fees for patient examinations employing diagnostic imaging equipment. These various regulatory and market driven fee reduction factors, in some cases, may induce the healthcare provider to acquire newer, faster equipment, and, in other cases, may reduce the ability of a provider to finance equipment, or increase the risk of default or financings of such customers.

EQUAL CREDIT OPPORTUNITY ACT

      Pursuant to the terms and conditions of agreements entered into by the Company and certain of its nonrecourse lenders, the Company is required to comply with the Equal Credit Opportunity Act ("ECOA"). Pursuant to the terms of the ECOA, creditors, such as the Company, are required to give all credit applicants notice of their right to receive a written statement of reasons if their application for credit is denied, unless the applicant had gross revenues exceeding $1,000,000 during its last fiscal year. Creditors are also required to give oral or written notice of a credit denial within 30 days after receipt of completed application (or a "reasonable time" thereafter for applicants whose gross revenues exceed $1,000,000 during its last fiscal year.)

EMPLOYEES

      As of December 31, 1996, the Company employed 82 persons. Of these employees, 10 are principally engaged in management, 42 are engaged in operations and collections, 11 are engaged in accounting and administration and 19 are engaged in sales and marketing (not including independent sales representatives). None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

ITEM 2.     PROPERTIES

      The Company owns no real property and leases all of its offices. The Company occupies approximately 18,800 square feet of office space at its executive offices in Santa Ana, California. The original lease term is for a period of five years ending October 31, 1999, at a current rent of approximately $28,000 per month, which, under the terms of the lease, increases at a rate of approximately $1,000 per year. The lease is extendable, at the option of the Company, for a period of five years, at a rental rate of 95% of the estimated prevailing market rate.

      Space for branch sales offices is generally leased from buildings that provide executive suite arrangements under leases of one year or less in duration. As of December 31, 1996, the Company maintained 31 sales branch offices located in 16 states throughout the United States. Aggregate rental expense for the corporate headquarters and the regional sales offices was $573,000 for the fiscal year ended December 31, 1996. In total, the Company leases an aggregate of approximately 23,000 square feet of office space. The Company believes that these facilities are adequate to meet its current needs and will be adding space as necessary in the future.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any pending litigation or legal proceedings, or to the best of its knowledge any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION

      Rockford Industries, Inc. trades under the symbol ROCF on the NASDAQ national market system. The following table sets forth high and low last reported sales prices per share of Common Stock for the periods indicated.

                                                        BID PRICE
                                                        ---------
                                                    HIGH         LOW
                                                    ----         ---
  YEAR ENDED DECEMBER  31, 1995

  Third Quarter (1)..............................   9.625       8.000
  Fourth Quarter.................................   9.875       8.500

  YEAR ENDED DECEMBER  31, 1996

  First Quarter..................................  17.500       8.750
  Second Quarter.................................  20.250      15.000
  Third Quarter..................................  19.750      13.250
  Fourth Quarter.................................  24.000      10.000

------------------

(1) The Company completed an initial public offering of its Common Stock on July 25, 1995. Stock price information quoted is for the period July 25, 1995 through September 30, 1995. Prior to July 25, 1995, there was no established public trading market for the Common Stock.

DIVIDEND POLICY

      During its status as an S Corporation which ended on December 31, 1994, the Company distributed to its shareholders certain cash dividends. Except for such distributions, the Company has not paid dividends on its Common Stock since its inception and does not intend to make any further distributions or to pay any dividends on its Common Stock in the foreseeable future. The holder of the Company's outstanding Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly out of funds legally available commencing on August 31, 1995, at the annual rate of 4% of the par value of the Series A Preferred Stock until May 31, 1996, 6% of the par value until May 31, 1997 and 8% of the par value thereafter, each of which is subject to an increase by 1% should the Company default in its payment obligations for two consecutive quarters until the overdue amounts are paid. The Company currently intends to reinvest earnings, if any in the development and expansion of its business, except to the extent required to satisfy its obligations under the terms of the Series A Preferred Stock. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other relevant factors. In addition, the Company's ability to pay cash dividends to holders of Common Stock is subject to the terms of the outstanding shares of Series A Preferred Stock. Such terms include preferences in payment of cash dividends, and if the Company shall be in arrears on one or more quarterly dividend payments or shall have failed to redeem the Series A Preferred Stock when required to so redeem, the Company may not declare or pay any dividends to holders of Common Stock. The Company is also subject to certain other restrictions pursuant to the terms of the Revolver, including the maintenance of minimum levels of tangible net worth ($15,738,000 at December 31, 1996), which have the effect of limiting the payment of cash dividends to holders of Common Stock.

HOLDERS

      As of December 31, 1996, there were approximately 599 beneficial holders and 27 holders of record of the Company's Common Stock.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----
                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $104,539  $74,330  $54,351  $40,702  $26,756
Costs.............................    85,380   61,206   46,745   35,377   23,140
Gross profit......................    19,159   13,124    7,606    5,325    3,616
Selling, general and                  15,296    9,637    6,056    4,229    2,912
administrative expenses...........
Income before income taxes........     3,863    3,487    1,550    1,096      704
Income taxes (1)..................     1,545    1,395    1,845       28       17
Net income (loss).................     2,318    2,092    (295)    1,068      687
Net income per share (2)..........       .52      .60

PROFORMA STATEMENT OF OPERATIONS
DATA (3):
      Historical income before                          $1,550   $1,096     $704
      income taxes................
      Proforma provision for                               620      438      282
      income taxes................
      Proforma net income.........                         930      658      422
      Proforma net income per                              .38      .27      .17
      share (2)...................

Weighted average shares                4,495    3,494    2,454    2,454    2,454
outstanding.......................

OTHER DATA:
Cost of equipment financed........  $131,267  $87,881  $63,579  $48,798  $32,347
Number of financed contracts......     5,587    3,426    3,122    2,208    1,468

                                                    DECEMBER 31,
                                                    ------------
                                      1996     1995     1994     1993     1992
                                      ----     ----     ----     ----     ----
                                                   (in thousands)
BALANCE SHEET DATA:
Total assets......................  $157,698 $184,658 $129,542  $98,041  $67,956
Total liabilities (4).............   137,814  167,014  126,732   94,516   65,499
Total shareholders' equity........    19,884   17,644    2,810    3,525    2,457

------------------

(1) Effective December 31, 1994, the Company revoked its election to be taxed as an S Corporation for federal and certain state income tax purposes. In connection with this election, the Company reclassified its retained earnings at December 31, 1994 of $2,807,622 to Common Stock. As a result of the Company's conversion to a C Corporation the Company recorded a one-time charge against earnings for deferred income tax liabilities of approximately $1,825,000 (reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes) at December 31, 1994. See Notes 1 and 7 of Notes to Financial Statements.

(2) Historical net income per share has not been shown prior to the Company's election to be taxed as a C Corporation on December 31, 1994, because it is not indicative of the Company's ongoing operations. Proforma net income per share is shown for prior periods.

(3) Represents adjustments for federal and certain state income taxes as if the Company had been taxed as a C Corporation rather than an S Corporation for all periods presented. See Notes 1 and 7 of Notes to Financial Statements.

(4) Consists primarily of nonrecourse debt. The release of SFAS No. 125 caused the Company to reassess its balance sheet presentation of certain assets and liabilities in light of current accounting literature and this new standard. This reassessment resulted in the determination that the assets and liabilities, previously recorded on the Company's balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, should be offset for associated finance transactions in which the Company has no continuing economic interest and in which the Company is legally relieved of all obligations as a result of the sale. Consequently, the Company has recorded a reclassification of $39,939,044 resulting in a decrease of discounted lease rentals assigned to lenders and nonrecourse debt at December 31, 1995, in order to conform the December 31, 1995 balance sheet to the December 31, 1996 presentation. This reclassification had no impact on the Company's statements of income, cash flows, or shareholders' equity. See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in the Prospectus.

CUSTOMER FINANCE CONTRACT ACCOUNTING

      The Company principally engages in two types of equipment financing transactions with its customers which transactions are classified for accounting purposes either as equipment sales or as direct finance leases. The recognition of income among accounting periods varies depending upon the type of financing transaction.

      EQUIPMENT SALES. Sales of equipment are recognized on equipment financing transactions when the Company has no continuing economic interest in the underlying finance contract. The Company does not retain a continuing economic interest in the transaction when the following criteria are met: (i) at the time of origination, the transaction is assigned on a nonrecourse basis to a third party, (ii) the Company has no residual interest in the underlying transaction, and (iii) all rights to the underlying payment stream and equipment are transferred to the third party assignee (nonrecourse lender). The cash proceeds from a nonrecourse assignment, determined by discounting the customer payments due under the finance contract at the discount rate established with the nonrecourse lender, are recorded as equipment sales and the equipment cost associated with a finance contract is recorded as cost of sales. The Company also records the cash proceeds from the assignment on its balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt unless the Company is legally relieved of all obligations as a result of the sale. For the year ended December 31, 1996, finance contracts accounted for as sales transactions accounted for 83% of the Company's total financing originations.

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

      GAIN ON SALE OF FINANCING TRANSACTIONS. Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time, and, during this time, utilizes the accounting and income recognition methodology relating to direct finance leases as previously described. Subsequently, the Company may sell these contracts in bulk to nonrecourse lenders, at which time the Company relinquishes any continuing economic interest in such contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance.

      GAIN OR LOSS ON SALE OF RESIDUALS. The estimated unguaranteed residual value represents management's estimate of the amount expected to be received at the termination of a direct finance lease as a result of remarketing the equipment originally financed by such contract. Management reviews such estimates quarterly and records a residual valuation allowance if the equipment's estimated fair market value is below its recorded value. When equipment is sold by the Company at the expiration of the contract term, a gain or loss is recorded depending upon whether the net proceeds from the sale are above or below the estimated unguaranteed residual value. The net gain or loss from the sale of residuals is included in other income in the statement of operations. See "Business - Finance Contracts - Residual Values."

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

      FINANCE CONTRACT ORIGINATIONS. Finance contract originations increased by approximately $43.4 million or 49.4% to $131.3 million for the year ended December 31,1996 from $87.9 million for the year ended December 31, l995, principally due to the addition of 12 sales professionals during the year ended December 31, 1996 and further penetration into the general business markets. The percentage of the Company's equipment sales contracts decreased to approximately 83% of all of its finance contract originations in 1996 from 84% in 1995.

      REVENUES. Total revenues of $104.5 million for the year ended December
31, 1996 increased by $30.2 million or 40.6% from total revenues of $74.3 million for the year ended December 31, 1995. The increase in revenues resulted from an increase in sales of equipment of $28.6 million, an increase in financing gains and other income of $2.4 million and a decrease in interest income of $770,000. The increase in sales of equipment reflected the Company's lower cost of funds which resulted from the securitization program, in addition to increased marketing efforts in the medical and non-medical equipment marketplaces. The primary reason for the increase in other income was due to $3.4 million in gains derived from assignment of Company-held direct finance leases, and to a lesser extent the increase in servicing fees and other income associated with servicing the securitized portfolio. Since interest income primarily relates to the portfolio of direct finance leases held by the Company, the lowering of the average direct finance lease balance during the year resulted in a decrease in interest income for 1996.

      GROSS PROFIT. Total gross profit of $19.2 million for the year ended December 31, 1996 increased by approximately $6.0 million or 46.0% from $13.1 million for the year ended December 31, 1995. The increase in gross profit was primarily attributable to the increase in finance contract originations, gains on sale of financing transactions, and from an increase of other income, such as servicing fees.

      GROSS PROFIT PERCENTAGE. Gross profit as a percentage of revenues increased to 18.3% in 1996 from 17.7% in l995 reflecting the following components: gross profit from equipment sales of 11.4% for 1996 versus 11.0% for 1995; and net interest (interest income less interest expense) margin percentage for direct finance leases of 47.0% for 1996 versus 38.2% for 1995. The gross profit percentage was positively impacted by gains on sales of financing transactions and by other income, including servicing fees, associated with an increase in the size of the portfolio of finance contracts serviced by the Company.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1996 were $15.3 million as compared to $9.6 million in 1995, representing an increase of $5.7 million or 58.7%, which increase was primarily due to volume related expenses associated with increased contract originations, increases in legal and professional expenses associated with the Company's first year being publicly traded, additional capitalized systems costs and related systems support expenses, and additional provision for bad debt resulting from an increase in customer delinquencies which continue to compare favorably to industry norms. As a percentage of revenues, these expenses amounted to 14.6% in 1996, as compared to 13.0% in 1995 which was principally due to a higher percentage of gains on sales of financing transactions in 1996 as compared to the prior year.

      NET INCOME. Income before taxes was $3.9 million for the year ended December 31, 1996 as compared to $3.5 million for the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income increased by $0.2 million or 10.8% to $2.3 million for 1996 from $2.1 million for 1995. Net income of $0.52 per share on weighted average shares outstanding of 4,495,000 was earned during 1996, as compared to net income of $0.60 per share on weighted average shares outstanding of 3,494,000 for 1995. The number of the Company's outstanding shares of Common Stock increased by 1,897,500 pursuant to the Company's initial public offering in July 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

      FINANCE CONTRACT ORIGINATIONS. Finance contract originations increased to $87.9 million in 1995 from $63.6 million in 1994, representing an increase of $24.3 million or 38.2%. The percentage of the Company's equipment sales contracts increased to approximately 84% of all of its finance contract originations in 1995 from 75% of its originations in 1994. Equipment sales contracts offer the advantage of recognition of the entire gross profit upon the contract's inception and, thus, involve no estimation or uncertainty with respect to the recording and future collection of residual values.

      REVENUES. Total revenues for the year ending December 31, 1995 were $74.3 million compared to $54.3 million for the prior year, representing an increase of $20.0 million or 36.8%. The increase in revenues resulted from an increase in sales of equipment of $17.7 million, an increase in other income of $3.0 million and a decrease in interest income of $706,000. The increase in sales of equipment reflected the Company's lower cost of funds which resulted from the implementation of the securitization program in February 1995, in addition to increased marketing efforts in the medical marketplace with additional sales penetration in the non-medical equipment marketplace. The primary reason for the increase in other income was due to $2.9 million in gains derived from assignment of Company-held direct finance leases, and to a lesser extent the increase in servicing fees and other income associated with servicing the securitized portfolio. Since interest income primarily relates to the portfolio of direct finance leases held by the Company, the lowering of the average direct finance lease balance during the year resulted in a decrease in interest income for 1995.

      GROSS PROFIT. Total gross profit in 1995 was $13.1 million as compared to $7.6 million in 1994, representing an increase of $5.5 million or 72.5%. This increase was due principally to the positive effect of lower cost of funds associated with the securitization arrangement and an increase in aggregate financing origination volume, which resulted in an increase in gross profit from sales of equipment of $2.6 million, an increase in other income of $3.0 million and a decrease in net interest margin (interest income less interest expense) of $108,000. The increase in other income was primarily due to gains from the assignment of Company-held direct finance leases and fees and other income associated with the servicing of the securitized lease portfolio.

      GROSS PROFIT PERCENTAGE. Gross profits as a percentage of revenues increased to 17.7% in 1995 from 14.0% in 1994, primarily as a result of the lower costs of funds associated with the securitized portfolio and increases in financing gains and servicing fees described above. Gross profits as a percentage of sales of equipment increased to 11.0% in 1995 from 9.6% in 1994. The net interest margin for direct finance leases increased to 38.2% in 1995 from 35.6% in 1994, reflecting lower cost of funds and the Company's higher level of working capital enabling it to finance an increasing portion of its direct finance leases with its own funds, thus reducing the amount of borrowed funds and interest expense related to such contracts.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1995 were $9.6 million as compared to $6.1 million in 1994, representing an increase of $3.6 million or 59.1%. As a percentage of revenues, these expenses amounted to 13.0% in 1995 as compared to 11.1% in 1994. A significant portion of the increase in selling, general and administrative expenses was due to expenses resulting from increased financing volume, particularly with respect to commissions and other selling expenses. In addition, the Company continued to invest in areas such as personnel, offices, capital equipment and systems in order to establish the necessary infrastructure to engage in securitization and service its increasing levels of financing originations.

      NET INCOME. Income before taxes was $3.5 million in 1995 as compared to $1.6 million in 1994, representing an increase of $1.9 million or 125%. As of December 31, 1994, the Company revoked its election to be taxed as an "S" Corporation and recorded a deferred tax adjustment of $1.8 million. The net loss, after recording the effect of the one-time adjustment for deferred income taxes, in 1994 was $295,000. On a proforma basis, which gives effect to income tax provision as if the Company was taxed as a "C" Corporation in the respective periods, net income would have been $930,000 in 1994 as compared to net income in 1995 of $2.1 million, representing an increase of $1.2 million or 125%.

LIQUIDITY AND CAPITAL RESOURCES

      Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are: (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company, pursuant to the terms of the securitization arrangement between the Company and SunAmerica; (ii) nonrecourse borrowings from institutional lenders; and (iii) standard recourse borrowings under its $30.0 million revolving line of credit (not including $5.0 million which is for the exclusive purpose of funding account overdrafts) used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

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

      In January 1995, the Company and SunAmerica entered into an asset securitization agreement under which SunAmerica agreed to purchase up to $65.0 million in principal amount of trust certificates. The Company securitized $57.0 million of financing contracts under this facility. In February 1996, the Company and SunAmerica entered into an agreement pursuant to which SunAmerica agreed to purchase up to an additional $100.0 million in principal amount of trust certificates. Through December 31, 1996, the Company has securitized $86.0 million of its financing contracts with SunAmerica. This agreement with SunAmerica expires on April 30, 1997. Negotiations are currently in progress that will expand the SunAmerica securitization program under a multi-year facility providing cost of funds at rates lower than previously in effect. Management expects that this facility will be finalized during the second quarter of 1997, provided that the negotiations are completed satisfactorily.

      On November 7, 1996, CoreStates Bank, N.A. provided the Company with a commitment letter under which CoreStates proposed to provide the Company with a $150 million three-year facility for the securitization of equipment finance contracts. The CoreStates facility was closed on March 27, 1997 and provides financing at rates that are about 65 basis points lower than the rates previously available to the Company.

      The Company's ability to complete additional asset securitizations will depend upon a number of factors, including general conditions in the credit markets and the financial performance of already outstanding asset-backed securities issued by the Company or others. There can be no assurance that the Company will be able to continue to arrange securitization agreements.

      NONRECOURSE DEBT. The Company has entered into agreements with various institutional lenders which make financing available to the Company an a nonrecourse basis. Under a nonrecourse loan, the Company borrows an amount from the institutional lender equal to the present value of the payments due from the borrowers discounted at a fixed rate of interest. The lender receives the payments due to the Company under the particular finance contract in repayment of the nonrecourse debt, and takes a security interest in the related equipment. The Company generally retains ownership of the equipment during the term of the finance contract, subject to the lender's security interest. Interest rates under this type of financing are negotiated with each lender and reflect the financial condition of the equipment finance customer, the term of the equipment finance contract and the dollar amount being financed. The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties set forth in its loan agreements with the institutional lenders. The Company's nonrecourse lenders assume the credit risk of each finance contract assigned to them by the Company, and their only recourse, upon a default under a finance contract, is against the customers and the financed equipment.

      At December 31, 1996, the Company had recorded nonrecourse debt of $113.0 million from various institutional lenders. Each of these lenders has entered into funding arrangements with the Company and agreements relating thereto which set forth the general terms and conditions regulating the Company's borrowings from such lenders. Each of such arrangements require that the noncancellable payments due to the Company under equipment finance contracts funded by borrowings from such lenders be assigned by the Company to the lenders as payment of the principal and interest on such borrowed funds. The agreements also provide credit guidelines to assess the credit quality of a potential customer and the interest rate to be charged by the Company to its customers, depending upon the type of transaction. Certain of such arrangements regarding the funding of the Company's future equipment finance contracts (but not as they relate to outstanding borrowings from such lenders) are terminable at any time by either party upon thirty-days to sixty-days written notice. Certain lenders may, at their discretion, provide the Company with funding for equipment finance contracts which do not meet their credit guidelines if the Company deposits an amount equal to a designated portion of the payments to be made by its customers under such contracts into a reserve account as security for defaults by such customers. If any of its nonrecourse lenders should terminate its lending relationship with the Company, the Company believes that it would be able to enter into a comparable lending relationship with another nonrecourse lender on substantially similar terms, if necessary.

      SHORT-TERM RECOURSE DEBT. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained a credit facility with a bank for such short-term borrowings, and under the terms of the agreement, the Company may fund certain finance contracts at rates lower per annum than available through nonrecourse financing. On February 10, 1997, the borrowing limit of this facility was increased to $30.0 million. The terms of this facility provide for advances through May 1997 and contains a feature for pricing at LIBOR plus 1 1/2%. At December 31, 1996, the Company had $11.0 million outstanding under the Revolver.

      Under the credit facility, the Company may convert borrowings to term loans subject to certain conditions. The credit facility is collateralized by the finance contracts assigned to the bank simultaneously with each advance and provides the bank with full recourse against the Company should the collateral prove to be insufficient. The credit facility contains various covenants, including those requiring the Company to maintain certain levels of tangible net worth and debt ratios under which the Company was in compliance at December 31, 1996. The Company believes it would be able to enter into other lines of credit on terms substantially similar to the terms of the existing credit facility, if necessary.

      CASHFLOWS. The Company's cash and cash equivalents at December 31, 1996 was $4.0 million compared to $9.4 million at December 31, 1995. During the year ended December 31, 1996 the Company's cash position decreased by $5.4 million, reflecting the use of cash in operations and investing activities of $6.8 million and $125.5 million, respectively, and the cash provided from financing activities of $126.9 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $131.3 million, increases in receivables and prepaids of $6.2 million, an increase in notes payable to bank of $11.0 million (net of proceeds of $17.6 million), and proceeds from nonrecourse debt and securitizations of $116.0 million, was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position increased by $6.8 million during the year ended December 31, 1995, reflecting the use of cash in operations and investing activities of $6.0 million and $84.2 million, respectively, and the cash provided from financing activities of $96.9 million. The change in cash was primarily due to cash used to purchase equipment for financing of $87.9 million, a decrease in notes payable to bank of $6.3 million (net of proceeds of $6.8 million), cash provided by nonrecourse debt borrowings and securitizations of $90.5 million, and cash provided of $11.2 million as a result of the Company's initial public offering of common stock in July of 1995.

      The Company believes that existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments, and bank credit lines will be sufficient to meet its financing needs for the next twelve months. However, if significant acquisition opportunities arise, the Company may need to seek additional capital. Such acquisition could be financed through incurrence of additional indebtedness or the issuance of common or preferred stock, depending on market conditions.

SEASONALITY

      Historically, the Company generally has experienced lower originations in its first quarter and relatively higher originations in its fourth quarter. The Company believes that the first quarter has been negatively affected by the requirements of its vendors to rebuild equipment inventories and order backlog at the beginning of a new year and that the fourth quarter is favorably affected by greater customer demand for equipment which is fostered, in part, by budget and tax considerations.

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

RECENTLY ISSUED ACCOUNTING STANDARD

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which required adoption of the disclosure provisions for the year ended December 31, 1996 and adoption of the recognition and measurement provisions for nonemployee transactions subsequent to December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements proforma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock based transactions. See note 10 to consolidated financial statements.

      In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 125 will change the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts. SFAS No. 125 will allow the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases that under prior procedures would have been spread over the life of the transactions. Management believes that the SFAS No. 125 impact on transactions other than direct finance leases will result in somewhat reduced up-front gains while increasing income over the life of the transactions. Additionally, SFAS No. 125 will alter the presentation, in the Company's consolidated financial statements, of revenues and certain assets and liabilities associated with finance contracts sold. The Company began applying this new standard effective January 1, 1997.

SAFE HARBOR STATEMENT

      Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations regarding reductions in cost of funds, plans to increase market share, plans to enter new markets, and the impact of SFAS No. 125 are forward looking statements that involve risks and uncertainties. These include but are not limited to (i) reducing borrowing costs by expanding the Company's asset-backed securitization funding program; (ii) increasing origination of equipment finance contracts by maintaining and expanding strategic relationships with vendors of medical and medical-related equipment; (iii) increasing business with high volume vendors; (iv) increasing its financing of non-medical equipment, (v) expanding into new market niches and the international market; (vi) reducing indirect costs associated with the Company's financings; (vii) minimizing delinquencies relating to contracts retained and serviced by the Company, as well as contracts held by the Company's lenders; (viii) the Company's ability to realize the residual equipment value reflected on its balance sheet; (ix) maintaining a diverse base of customers to which the Company provides equipment financing; (x) successfully enlarging the Company's sales force and the Company's geographic penetration of the medical equipment market; and (xi) the size and growth rate of the medical equipment leasing industry. The historical results acheived are not necessarily indicative of future prospects of the Company.

      The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that the Company will continue to finance medical equipment on a regular and predictable basis, that competitive conditions within the equipment financing market will not change materially or adversely, that the medical equipment financing market will continue to experience steady growth, that demand for the Company's financing will remain strong, that the Company will retain existing sales representatives and key management personnel, that the Company's will accurately anticipate market demand that planned financing arrangements with SunAmerica will be completed satisfactorily and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward looking statements will be realized. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------
Independent Auditors' Report .....................................          20
Consolidated Balance Sheets as of December 31, 1996 and 1995 .....          21
Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994 ...........................          22
Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1996, 1995 and 1994 .....................          23
Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994 ...........................          24
Notes to Consolidated Financial Statements .......................          26

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Rockford Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Rockford Industries, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockford Industries, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
February 28, 1997

                            ROCKFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31
                                                                         -----------------------------
                                                                              1996            1995
                                                                         -------------   -------------
ASSETS

Cash and cash equivalents                                                $   3,985,350   $   9,409,305
Restricted cash                                                              6,109,559       2,875,544
Accounts receivable (Note 2)                                                10,039,818       4,366,449
Note receivable from officer (Note 2)                                          143,831         175,000
Prepaid expenses                                                               884,184         359,108
Income taxes receivable                                                        953,234              --
Net investment in direct finance leases (Note 4)                            35,530,325      34,520,656
Net fixed assets (Note 3 )                                                   1,900,810         869,120
Discounted lease rentals assigned to lendors (Note 6)                       98,151,318      92,143,770
                                                                         -------------   -------------
                                                                         $ 157,698,429   $ 144,718,952
                                                                         =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Note payable to bank (Note 5)                                            $  10,981,549    $         --
Accounts payable                                                             6,030,482       3,280,651
Accrued liabilities                                                          5,919,187       3,314,116
Income taxes payable                                                                --       1,204,283
Deferred income taxes (Note 7)                                               1,820,346       1,074,000
Nonrecourse debt (Notes 6 and 11)                                          113,062,823     118,202,211
                                                                         -------------   -------------
    Total liabilities                                                      137,814,387     127,075,261

Commitments and contingencies (Note 8)

Shareholders' equity (Notes 1 and 9):
Redeemable preferred stock, par value $25.00; authorized,
  1,000,000 shares; issued, 70,000 shares                                    1,575,000       1,575,000
Common stock, no par value; authorized, 10,000,000 shares;
 outstanding, 4,105,517 shares (1996) and 4,101,500 shares (1995)           14,032,491      14,001,360
Retained earnings                                                            4,276,551       2,067,331
                                                                         -------------   -------------
    Total shareholders' equity                                              19,884,042      17,643,691
                                                                         -------------   -------------
                                                                         $ 157,698,429   $ 144,718,952
                                                                         =============   =============


                        See notes to financial statements.

                            ROCKFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED DECEMBER 31
                                                -------------------------------------------
                                                    1996           1995           1994
                                                ------------   ------------    ------------
REVENUES:
Sales of equipment                              $ 93,613,257     $64,998,934   $ 47,345,140
Interest income                                    4,635,725       5,405,571      6,111,136
Gain on sale of financing transactions             3,406,815       2,889,717        496,328
Other income                                       2,883,505       1,035,716        398,454
                                                ------------     -----------   ------------
    Total revenue                                104,539,302      74,329,938     54,351,058

COSTS:
Cost of equipment sold                            82,922,839      57,865,782     42,807,214
Interest expense                                   2,457,619       3,340,050      3,937,621
                                                ------------     -----------   ------------
    Total costs                                   85,380,458      61,205,832     46,744,835
                                                ------------     -----------   ------------

GROSS PROFIT                                      19,158,844      13,124,106      7,606,223
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Notes 1 and 8)                        15,296,264       9,637,320      6,056,307
                                                ------------     -----------   ------------
INCOME BEFORE INCOME TAXES                         3,862,580       3,486,786      1,549,916
INCOME TAXES (Note 7)                              1,545,000       1,394,715      1,844,732
                                                ------------     -----------   ------------
NET INCOME (LOSS)                               $  2,317,580     $ 2,092,071   $   (294,816)
                                                ============     ===========   ============

NET INCOME PER SHARE                            $       0.52     $      0.60
                                                ============     ===========
NET INCOME APPLICABLE TO COMMON

  SHAREHOLDERS (Note 9)                         $  2,209,220     $ 2,067,331
                                                ============     ===========

PRO FORMA STATEMENT OF INCOME DATA
  (Unaudited) (Note 1)
Historical income before income taxes                                          $  1,549,916
Pro forma provision for income taxes                                                619,966
                                                                               ------------
Pro forma net income                                                           $    929,950
                                                                               ============
Pro forma net income per share                                                 $       0.38
                                                                               ============
Weighted average shares outstanding                4,495,000       3,494,000      2,454,000
                                                ============     ===========   ============


                        See notes to financial statements.

                            ROCKFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                             REDEEMABLE
                                          PREFERRED STOCK              COMMON STOCK                               TOTAL
                                     -------------------------   -------------------------       RETAINED      SHAREHOLDERS'
                                        SHARES       AMOUNT        SHARES       AMOUNT           EARNINGS         EQUITY
                                     -----------   -----------   -----------   -----------     ------------    ------------
BALANCE, January 1, 1994                      --   $        --     2,454,000   $     2,700     $  3,522,438    $  3,525,138

Net loss                                                                                           (294,816)       (294,816)

Dividends and distributions
  to shareholders                                                                                  (420,000)       (420,000)

Reclassification of retained
  earnings (Note 1)                                                              2,807,622       (2,807,622)             --
                                     -----------   -----------   -----------   -----------     ------------    ------------
BALANCE, December 31, 1994                    --            --     2,454,000     2,810,322               --       2,810,322

Net proceeds from sale of
  preferred stock                         70,000     1,575,000                                                    1,575,000

Net proceeds from initial
  public offering of
  common stock (Note 9)                                            1,647,500    11,191,038                       11,191,038

Net income                                                                                        2,092,071       2,092,071

Preferred stock dividends                                                                           (24,740)        (24,740)
                                     -----------   -----------   -----------   -----------     ------------    ------------
BALANCE, December 31, 1995                70,000     1,575,000     4,101,500    14,001,360        2,067,331      17,643,691

Net proceeds from exercise
  of stock options                                                     4,017        31,131                           31,131

Net income                                                                                        2,317,580       2,317,580

Preferred stock dividends                                                                          (108,360)       (108,360)
                                     -----------   -----------   -----------   -----------     ------------    ------------
BALANCE, December 31, 1996                70,000   $ 1,575,000     4,105,517   $14,032,491     $  4,276,551    $ 19,884,042
                                     ===========   ===========   ===========   ===========     ============    ============



                        See notes to financial statements.

                            ROCKFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31
                                                                    --------------------------------------------------
                                                                        1996              1995              1994
                                                                    --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)                                                  $    2,317,580    $    2,092,071    ($     294,816)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                          305,459           140,619            97,631
    Dividends payable                                                       26,466              --            (241,500)
    Change in lease receivable allowance                                   815,000           200,000           200,000
    Gain on sale of residuals                                             (511,358)         (330,985)         (337,447)
    Gain on sale of financing transactions                              (3,406,815)       (2,889,717)         (496,328)
    Initial direct cost amortization                                     1,275,593         1,421,940         1,382,095
    Net amortization of deferred interest                               (2,178,106)       (3,487,460)       (4,048,459)
    Increase in restricted cash                                         (3,234,015)       (2,875,544)             --
    Change in accounts receivable, officer note receivable
      and prepaid expenses                                              (6,167,276)       (3,813,541)         (231,685)
    Change in income taxes receivable                                     (953,234)             --                --
    Change in accounts payable and accrued liabilities                   5,328,436         3,157,393           594,942
    Change in income taxes payable                                      (1,204,283)        1,204,283              --
    Change in deferred income taxes                                        746,346          (826,000)        1,832,250
                                                                    --------------    --------------    --------------
      Net cash used in operating activities                             (6,840,207)       (6,006,941)       (1,543,317)

CASH FLOWS FROM INVESTING ACTVITIES:
    Payments received from lessees                                       7,849,882         4,594,050         6,471,021
    Proceeds from sale of residuals                                      1,361,690           964,734           811,752
    Purchase of fixed assets                                            (1,337,149)         (704,622)         (129,644)
    Initial direct cost capitalization                                  (2,076,552)       (1,137,479)       (1,600,857)
    Equipment purchased for financing                                 (131,266,745)      (87,881,000)      (63,579,313)
                                                                    --------------    --------------    --------------
      Net cash used in investing activities                           (125,468,874)      (84,164,317)      (58,027,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from nonrecourse debt                                     115,980,807        90,479,518        56,061,317
    Proceeds from notes payable to bank                                 28,539,402         6,792,326        11,870,347
    Proceeds from sale of preferred stock                                     --           1,575,000              --
    Proceeds from sale of common stock                                      31,131              --                --
    Proceeds from initial public offering                                     --          11,191,038              --
    Distribution to shareholders                                              --                --            (178,500)
    Preferred stock dividends                                             (108,360)          (24,740)             --
    Payments on notes payable to bank                                  (17,557,854)      (13,068,622)       (8,488,326)
                                                                    --------------    --------------    --------------
      Net cash provided by financing activities                        126,885,126        96,944,520        59,264,838
                                                                    --------------    --------------    --------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                                (5,423,955)        6,773,262          (305,520)

CASH AND CASH EQUIVALENTS
    beginning of year                                                    9,409,305         2,636,043         2,941,563
                                                                    --------------    --------------    --------------

CASH AND CASH EQUIVALENTS
    end of year                                                     $    3,985,350    $    9,409,305    $    2,636,043
                                                                    ==============    ==============    ==============


                        See notes to financial statements.

                           ROCKFORD INDUSTRIES, INC.

                                                                YEAR ENDED DECEMBER 31
                                                   -----------------------------------------------
                                                       1996             1995              1994
                                                   -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURE -
  Income taxes paid                                $ 2,970,078       $ 1,024,957       $    12,482
                                                   ===========       ===========       ===========
  Interest paid                                    $   222,522       $   221,794       $   428,741
                                                   ===========       ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES -
  Estimated lessee payments made directly to
    nonrecourse lending institutions               $49,000,240       $56,435,079       $40,951,236
                                                   ===========       ===========       ===========


                       See notes to financial statements.

                          ROCKFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

Business - Rockford Industries, Inc. (the "Company") was incorporated on December 27, 1984 and commenced operations in January 1985. The Company had elected to be treated as an S corporation until the election was voluntarily revoked by the shareholders effective December 31, 1994 and subsequently approved by the Internal Revenue Service. The Company is principally engaged in leasing medical diagnostic, therapeutic and surgical equipment to healthcare providers, including private physicians, outpatient medical facilities and nonphysician medical service providers.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Rockford Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Lease Accounting - A transaction is classified as a direct finance lease when the Company retains a continuing economic interest in the lease. The Company records total lease rentals, estimated unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment is defined as "unearned income." Interest income is recognized over the term of the lease by amortizing the unearned income and deferred initial direct costs using the interest method.

For leases in which the Company does not retain a continuing economic interest, sales are recognized upon consummation of the lease assignment to the nonrecourse lender. The discounted value of aggregate lease payments is recorded as sales revenue and equipment cost is recorded as cost of sales.

When leases are assigned to lending institutions without recourse, the present value of the lease receivable is either recorded on the balance sheet as "Discounted lease rentals assigned to lenders" when the Company has no continuing economic interest in the lease or included in "Net investment in direct finance leases" when the Company has a continuing economic interest in the lease. The related obligation resulting from this discounting of the leases is recorded as "Nonrecourse debt." The related interest income and expense for transactions recorded as sales are netted in the statement of operations.

Cash Equivalents - The Company considers cash equivalents to be all highly-liquid debt instruments purchased with an original maturity of three months or less.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts in connection with payments due under equipment finance contracts held in the Company's portfolio. The allowance is determined by management's estimate of future uncollectible contract receivables, based on an analysis of delinquencies and historical loss experience. There can be no assurance that historical delinquencies and loss experience will continue in the future. Increases in delinquencies and loss rates in the future could have a material adverse effect on the Company's business, operating results and financial condition. The Company's policy is to write-off accounts when deemed uncollectible and historically, such write-offs have been within management's expectation.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives which range from five to seven years.

Nonrecourse Debt - The Company generally funds purchases of equipment for its lease portfolio through permanent financing on a nonrecourse basis, or by financing such purchases through a limited recourse securitization agreement with a financial institution by discounting lease payments to financial institutions for cash. The Company is dependent on these financing techniques for a majority of its working capital needs. There can be no assurance that nonrecourse financing at terms acceptable to the Company will be available. The inability to obtain suitable nonrecourse financing could have a material adverse effect on the Company. Under the assignment, the lender takes a first lien against the lease equipment. In the event of default by the lessee, the lender would exercise its rights under the lien with no further recourse against the Company.

Gain on Sale of Financing Transactions - Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time and utilizes the accounting and income recognition methodology relating to direct finance leases as previously described. Subsequently, the Company may sell these contracts in bulk to nonrecourse lenders, at which time the Company relinquishes any continuing economic interest in such contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance.

Other Income - Other income is comprised of gains from the sale of residual interests in equipment leased, service fee revenue, late charge income and interest income.

Selling, General and Administrative Expenses - A portion of the Company's selling, general and administrative expenses directly related to originating direct finance lease transactions is deferred and amortized under the interest method as a reduction of interest income over the lease term. Total deferred initial direct costs, net of accumulated amortization, are included in the Company's net investment in direct finance leases (Note 4).

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes (Note 7).

Pro Forma Net Income - Pro forma net income represents the results of operations for the year ended December 31, 1994, adjusted to reflect a provision for income tax on historical income before provision for income taxes, which gives effect to the change in the Company's income tax status to a C corporation.

Net Income per Share - Net income per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Pro Forma Net Income Per Share - Historical net income (loss) per share for the year ended December 31, 1994, is not presented because it is not indicative of the ongoing entity. Pro forma net income per share has been computed by dividing pro forma net income for each year by the weighted average number of shares of common stock outstanding during the period.

Stock Split - On May 10, 1995, the Company's Board of Directors approved a 818-for-one stock split of the Company's common stock, subject to stockholder approval. All share and per share amounts included in the accompanying financial statements and notes have been restated to reflect the stock split. Additionally, the Company increased the number of shares of common stock authorized to 10,000,000 shares.

Recent Accounting Developments - In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which required adoption of the disclosure provisions for the year ended December 31, 1996 and adoption of the recognition and measurement provisions for nonemployee transactions subsequent to December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the Company had applied the new method of accounting (Note 10).

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. SFAS No. 125 will change the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts. SFAS No. 125 will allow the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases that under prior procedures would have been spread over the life of the transactions. Management believes that the impact of SFAS No. 125 on transactions other than direct finance leases will result in somewhat reduced up-front gains while increasing income over the life of the transactions. Additionally, SFAS No. 125 will alter the the presentation, in the Company's consolidated financial statements, of revenues and certain assets and liabilities associated with finance contracts sold. The Company began applying this new standard effective January 1, 1997.

Reclassification - The release of SFAS No. 125 caused the Company to reassess its balance sheet presentation of certain assets and liabilities in light of current accounting literature and this new standard. This reassessment resulted in the determination that the assets and liabilities, previously recorded on the Company's balance sheet as discounted lease rentals assigned to lenders and nonrecourse debt, should be offset for associated finance transactions in which the Company has no continuing economic interest and in which the Company is legally relieved of all obligations as a result of the sale. Consequently, the Company has recorded a reclassification of $39,939,044 resulting in a decrease of discounted lease rentals assigned to lenders and nonrecourse debt at December 31, 1995, in order to conform the December 31, 1995 balance sheet to the December 31, 1996 presentation. This reclassification had no impact on the Company's statements of income, cash flows, or shareholders' equity.

2.  ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE FROM OFFICER

The Company's accounts receivable and note receivable from officer consist of the following:

                                            AS OF DECEMBER 31
                                    -------------------------------
                                        1996                1995
                                    -----------          ----------
Financial institutions              $ 5,467,395          $2,688,315
Service fee receivable                2,241,218           1,078,053
Lessees                               1,476,237             285,971
Other                                 1,239,968             514,110
Less allowance for doubtful
  accounts                             (385,000)           (200,000)
                                    -----------          ----------
                                    $10,039,818          $4,366,449
                                    ===========          ==========
Note receivable from officer        $   143,831          $  175,000
                                    ===========          ==========

The note receivable from officer is unsecured, bears interest at 6.75% per year and is due in two annual installments on each of May 20, 1997 and 1998.

3.  FIXED ASSETS

The Company's fixed assets consist of the following:

                                           AS OF DECEMBER 31
                                      ---------------------------
                                         1996              1995
                                      ----------       ----------
Office equipment                      $1,325,327       $  714,865
Furniture and fixtures                   503,377          298,405
Computer software                        764,663          340,512
                                      ----------       ----------
                                       2,593,367        1,353,782
Less accumulated depreciation
  and amortization                      (692,557)        (484,662)
                                      ----------       ----------
                                      $1,900,810       $  869,120
                                      ==========       ==========

4.   NET INVESTMENT IN DIRECT FINANCE LEASES

The Company's net investment in direct finance leases consists of the following:

                                                       AS OF DECEMBER 31
                                           ------------------------------------------
                                                 1996                    1995
                                           -----------------      -------------------
Minimum lease payments receivable               $39,053,042              $37,579,468
Estimated unguaranteed residual value             4,350,948                5,497,935
                                           -----------------      -------------------
                                                 43,403,990               43,077,403
Deferred initial direct costs                     2,480,698                2,490,899
Less unearned income                             (9,139,363)             (10,647,646)
Less lease receivable and residual
             valuation allowance                 (1,215,000)                (400,000)
                                           -----------------      -------------------
                                                 (7,873,665)              (8,556,747)
                                           -----------------      -------------------
Net investment in direct finance leases         $35,530,325              $34,520,656
                                           =================      ===================

The estimated unguaranteed residual value represents management's estimate of the amount expected to be received at lease termination as a result of disposition of equipment under the direct finance leases. Management reviews such estimates quarterly and records a residual valuation allowance if the equipment's estimated fair market value is below its recorded value.

At December 31, 1996, a summary of installments due on minimum lease payments receivable and expected realization of the Company's estimated unguaranteed residual value, net of the related valuation allowance is as follows:

                                                MINIMUM                ESTIMATED
                                             LEASE PAYMENTS           UNGUARANTEED
                                               RECEIVABLE            RESIDUAL VALUE            TOTAL
                                            -----------------      -------------------    ----------------
 Year ending December 31:
           1997                                  $18,092,736               $1,197,379         $19,290,115
           1998                                    9,231,823                1,132,676          10,364,499
           1999                                    6,215,877                1,040,075           7,255,952
           2000                                    3,470,853                  559,785           4,030,638
           2001                                    1,917,789                  411,794           2,329,583
           Thereafter                                123,964                    9,239             133,203
                                            -----------------      -------------------    ----------------
                                                  39,053,042                4,350,948          43,403,990
 Initial direct costs                              2,480,698                                    2,480,698
 Less unearned income                             (7,264,362)              (1,875,001)         (9,139,363)
 Less lease receivable and
   residual valuation allowance                   (1,115,000)                (100,000)         (1,215,000)
                                            -----------------      -------------------    ----------------
                                                  (5,898,664)              (1,975,001)         (7,873,665)
                                            -----------------      -------------------    ----------------
 Net investment in direct finance leases         $33,154,378               $2,375,947         $35,530,325
                                            =================      ===================    ================

5.    LINE OF CREDIT

The Company has a $30,000,000 revolving line of credit, plus an additional $5,000,000 which is used exclusively for overdraft protection, with a Bank, which it uses from time to time for the funding of certain of its financing and equipment transactions. The Revolver provides for borrowings at rates based on a short-term index plus 150 basis points, allows for advances through May 31, 1997, and grants the Company the option of converting borrowings thereunder to term loans, provided certain conditions are met by the Company. Term loans are collateralized by qualifying equipment finance contracts and bear interest at fixed rates quoted by the Bank. As of December 31, 1996, the balance outstanding under the Revolver was $10,982,000 and there were no outstanding term loans with the Bank.

The line of credit is collateralized by the leases assigned to the bank under each advance and is granted with full recourse against the Company should the collateral prove to be insufficient. The line of credit excludes an arrangement for compensating balances. Under the provisions of the line of credit, the Company must maintain certain net worth requirements ($15,738,000 at December 31, 1996) and a defined debt to net worth ratio of not greater than 3.25. The Company was in compliance with these covenants at December 31, 1996.

6.  NONRECOURSE DEBT AND ASSET SECURITIZATION

Nonrecourse debt, which relates to direct finance leases and discounted lease rentals assigned to lenders or permanently funded through asset securitizations, bears interest at rates ranging from 8% to 18%. Maturities of such obligations at December 31, 1996 are as follows:

                                                               Discounted
                                                             Lease Rentals            Total
                                            Direct         Assigned to Lenders     Nonrecourse
                                        Finance Leases       or Securitized           Debt
                                       -----------------   -------------------   ----------------
Year ending December 31:
      1997                                   $8,127,169           $43,083,351        $51,210,520
      1998                                    5,147,319            33,612,160         38,759,479
      1999                                    2,680,119            22,607,637         25,287,756
      2000                                      799,290            10,414,492         11,213,782
      2001                                      144,981             3,612,407          3,757,388
      Thereafter                                  2,720                79,596             82,316
                                       -----------------   -------------------   ----------------
                                             16,901,598           113,409,643        130,311,241
Less deferred interest expense               (1,977,426)          (15,270,992)       (17,248,418)
                                       -----------------   -------------------   ----------------

                                            $14,924,172           $98,138,651       $113,062,823
                                       =================   ===================   ================

Installments made by lessees on discounted lease rentals assigned to lenders match the related maturity amounts set forth above.

In January 1995, the Company and SunAmerica entered into an asset securitization agreement under which SunAmerica agreed to purchase up to $65.0 million in principal amount of trust certificates. The Company securitized $57.0 million of financing contracts under this facility. In February 1996, the Company and SunAmerica entered into an agreement pursuant to which SunAmerica agreed to purchase up to an additional $l00.0 million in principal amount of trust certificates. Through December 31, 1996, the Company has securitized $86.0 million of its financing contracts with SunAmerica. This agreement with SunAmerica expires on April 30, 1997. In connection with the securitization program with SunAmerica, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of SunAmerica. In consideration for servicing these contract pools, the Company receives a service fee from SunAmerica.

7.  INCOME TAXES

For the years ended December 31, 1996, 1995 and 1994 income tax expense consists of the following:

                                                 YEAR ENDED DECEMBER 31
                                         ---------------------------------------
                                            1996          1995          1994
                                         -----------   -----------   -----------
Current
      Federal                            $   572,248   $ 1,735,522   $        --
      State                                  367,297       485,193        19,000
                                         -----------   -----------   -----------
                                             939,545     2,220,715        19,000
Deferred
      Federal                                510,963      (622,319)    1,430,000
      State                                   94,492      (203,681)      395,732
                                         -----------   -----------   -----------
                                             605,455      (826,000)    1,825,732
                                         -----------   -----------   -----------
                                         $ 1,545,000   $ 1,394,715   $ 1,844,732
                                         ===========   ===========   ===========

The reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                              YEAR ENDED DECEMBER 31
                                     -----------------------------------------
                                        1996          1995             1994
                                     ----------    -----------      ----------
Tax at U.S. federal statutory
  rates                              $1,313,277     $1,220,376      $  527,000
State income taxes                      180,769        185,798          19,000
S corporation earnings not
  subject to federal income
  taxes                                      --             --        (527,000)
Restoration of deferred
  income tax liabilities in
  connection with the Company's
  conversion to a C corporation              --        (11,459)      1,825,732

Other                                    50,954             --              --
                                     ==========     ==========      ==========
                                     $1,545,000     $1,394,715      $1,844,732
                                     ==========     ==========      ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                        AS OF DECEMBER 31
                                                  ----------------------------
                                                     1996              1995
                                                  ----------        ----------
Deferred tax assets:
     Allowance for doubtful accounts              $  657,554        $  252,000
     State income taxes                              116,254           245,000
     Other                                           101,046                --
                                                  ----------        ----------
        Total deferred assets                        874,854           497,000
                                                  ----------        ----------
Deferred tax liabilities:
     Book to tax basis difference
       on certain leased equipment                 2,695,200         1,554,000
     Other                                                --            17,000
                                                  ----------        ----------
        Total deferred liabilities                 2,695,200         1,571,000
                                                  ----------        ----------
        Net deferred liabilities                  $1,820,346        $1,074,000
                                                  ==========        ==========

For all periods prior to December 31, 1994, the Company elected to be treated as an S corporation under the provisions of the Internal Revenue Code. Effective December 31, 1994, the Company converted to a C corporation and became subject to regular federal and state income taxes on a go-forward basis. As a result, the Company recorded $1,825,732 of deferred income tax liabilities at December 31, 1994.

8.  COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its corporate offices and certain fixed assets under operating and capital leases which expire on various dates through February 2001. Rent expense was $573,269 (1996), $385,731 (1995), and $260,090 (1994).
Amortization of assets under capital leases is included in depreciation expense.

Future minimum lease payments under these non-cancelable leases are as follows:

                                           CAPITAL             OPERATING
                                            LEASES               LEASES               TOTAL
                                       -----------------   -------------------   ----------------
Year ending December 31:
           1997                                 $65,574              $473,408           $538,982
           1998                                  60,712               425,677            486,389
           1999                                  47,044               419,677            466,721
           2000                                   6,337                    --              6,337
                                       -----------------   -------------------   ----------------
                                               $179,667            $1,318,762         $1,498,429
Less amount representing interest               (25,377)                   --            (25,377)
                                       -----------------   -------------------   ----------------
                                               $154,290            $1,318,762         $1,473,052
                                       =================   ===================   ================

Employment Agreements - The Company has employment agreements with four company officers which call for minimum annual salaries and annual bonuses payable to each officer during each of the next two years.

Employee Benefit Plan - In January, 1996 the Company adopted an Employee Savings Plan pursuant to Internal Revenue Code Section 401(k). The plan provides for contributions by the Company as defined in the plan.

Litigation - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the financial statements of the Company.

9.  STOCKHOLDERS EQUITY

Series A Redeemable Preferred Stock - In May 1995, the Company issued 70,000 shares of Series A Redeemable Preferred Stock ("Preferred Stock") for net proceeds of approximately $1,575,000. The holder of the Preferred Stock is entitled to receive dividends, when declared by the Company's Board of Directors, at the rate of 4% of the par value of Preferred Stock until May 31, 1996, 6% from June 1, 1996 to May 31, 1997 and 8% thereafter. The dividends accrue quarterly and are cumulative. Net income applicable to Common Shareholders represents net income less preferred stock dividends. The Company, at its option may redeem the outstanding shares of Preferred Stock subsequent to May 1997 at 120% of the original purchase price, plus unpaid dividends. The Company's redemption price is subject to reduction under certain circumstances. The Preferred Stock is convertible, at the election of the holders, into 275,373 shares of the Company's Common Stock.

Initial Public Offering - In July, 1995 the Company completed an initial public offering of 1,647,500 shares of its Common Stock at a price of $7.75 per share, netting proceeds to the Company of $11,191,038.

10.   STOCK OPTION PLAN

In May 1995, the Board of Directors adopted and the shareholders approved the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") to certain employees and consultants and (ii) options not intended to so qualify ("Nonqualified Stock Options") to employees (including directors and officers who are employees of the Company), directors and consultants. The total number of shares of Common Stock for which options may be granted under the Stock Option Plan is 350,000 shares. The exercise price of all stock options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, will expire not later than 10 years from the date of grant, and vest over a period not exceeding 5 years.

The following table summarizes information with respect to the Plan for the years ended December 31, 1995 and 1996:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                 OPTION SHARES          PRICE
                                                -----------------     --------
Outstanding at January 1, 1995                                --
Granted during 1995                                      153,861       $ 7.77
Canceled during 1995                                          --
Exercised during 1995                                         --
                                                -----------------
Outstanding at December 31, 1995                         153,861       $ 7.77
Granted during 1996                                        7,100       $12.33
Canceled during 1996                                      (7,161)      $ 7.75
Exercised during 1996                                     (4,017)      $ 7.75
                                                -----------------
Outstanding at December 31, 1996                         149,783       $ 7.99
                                                =================

Additional information regarding options outstanding as of December 31, 1996 is as follows:

                                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      -------------------------------     ------------------------------
                                      WEIGHTED AVG
                                        REMAINING
     RANGE OF           NUMBER         CONTRACTUAL      WEIGHTED AVG         NUMBER        WEIGHTED AVG
  EXERCISE PRICES     OUTSTANDING      LIFE (YRS)      EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
  ---------------     -----------      ----------      --------------      -----------    --------------
  $  7.75 - 17.00       149,783           8.36             $  7.99           69,096           $  8.02

As disclosed in Note 1, the Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based awards. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method in accounting for stock-based awards granted during fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months - 120 months; stock volatility, 25.9% - 48.0% in 1996 and 27.6% in 1995; risk free interest rates, 6.0% in 1996 and 1995; no dividends during the expected term and forfeitures are recognized as they occur.

If the computed fair value of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,980,000 or $0.57 per share in 1995 and $2,205,000 or $0.49 per share in
1996.

11. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENT

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at December 31, 1996 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value and estimated fair value of nonrecourse debt at December 31, 1995 was $113,062,823 and $113,147,000 respectively. The Company estimated the fair value of nonrecourse debt at December 31, 1996 using the Company's funding rates at December 31, 1996.

The carrying values of cash and cash equivalents, restricted cash, receivables from sale of leases and notes secured by equipment, accounts payable, and other accrued expenses approximate fair values at December 31, 1996 due to the relatively short maturities of these instruments.

12. SELECTED QUARTERLY DATA (UNAUDITED)


                                     1st Qtr.           2nd Qtr.          3rd Qtr.           4th Qtr.
                                     March 31           June 30           Sept. 30           Dec. 31              Total
                                    -----------       -----------        -----------        -----------        ------------
FISCAL YEAR 1996

Total revenue                       $22,566,747       $24,100,580        $30,341,619        $27,530,356        $104,539,302
Gross profit                          4,352,433         4,465,152          5,597,022          4,744,237          19,158,844
Income before taxes                   1,098,014         1,256,997          1,253,649            253,920           3,862,580
Net income                              658,764           754,243            752,189            152,384           2,317,580
Income per share                           0.15              0.17               0.17               0.03                0.52

FISCAL YEAR 1995

Total revenue                       $13,294,936       $16,364,096        $19,764,808        $24,906,098         $74,329,938
Gross profit                          2,407,113         2,784,451          3,017,200          4,915,342          13,124,106
Income before taxes                     320,109           604,579            981,779          1,580,319           3,486,786
Net income                              192,109           362,708            589,064            948,190           2,092,071
Income per share                           0.08              0.15               0.15               0.22                0.60

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

   None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Directors is incorporated herein by reference to the Company's definitive proxy statement filed not later than April 30, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than April 30, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than April 30, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement filed not later than April 30, 1997, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)         LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

   (1)      Financial Statements:

            See Index to Consolidated Financial Statements included as part of this Form 10-K at Page 19.

   (2)      Financial Statement Schedules:

      SCHEDULE                                          PAGE
      NUMBER      DESCRIPTION                           NUMBER
      ------      -----------                           ------
      II.         Valuation and Qualifying Accounts      41

      All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

   (3)      Exhibits:

EXHIBIT
NUMBER  DESCRIPTION
------  -----------
3.1     Restated Articles of Incorporation of the registrant. (1)
3.2     Certificate of Determination of the Registrant. (1)
3.3     Amended and Restated Bylaws of the Registrant. (1)
4.1     Specimen Copy of Stock Certificate for shares of Common Stock of the
        Registrant. (1)
10.1    Employment Agreement, dated as of January 1, 1995, between the
        Registrant and Gerry Ricco. (1)
10.2    Employment Agreement, dated as of January 1, 1995, between the
        Registrant and Brian Seigel. (1)
10.3    Employment Agreement, dated as of January 1, 1995, between the
        Registrant and Larry Hartmann. (1)
10.4    Bonus Agreement, dated as of May 20, 1995, between the Registrant and
        Larry Davis. (1)
10.5    Promissory Note, dated May 20, 1995, executed by Larry Davis in favor of the Registrant in the principal amount of $175,000. (1)
10.6    Non-competition Agreement, dated as of May 20, 1995, between the
        Registrant and Larry Davis. (1)
10.7    Shareholders Agreement, dated May 1, 1995, between Gerry Ricco, Larry
        Hartmann, and Brian Seigel. (1)
10.8    Office space lease for the Registrant's corporate headquarters, dated as of August 15, 1994, by and between Xerox Centre Partners and the
        Registrant. (1)
10.9    1995 Stock Option Plan. (1)
10.10   Form of Registrant's standard financing agreement. (1)
10.11   Form of Registrant's "snap" financing agreement. (1)
10.12   Credit Agreement, between the Company and CoreStates Bank, N. A., dated August 6, 1993, as amended. (1)
10.13   Pooling and Servicing Agreement, dated as of January 31, 1995 by and among Rockford Limited I, the Registrant, Texas Commerce Bank
        national Association and Sun Life Insurance Company of America. (1)
10.14   Equipment and Lease Purchase Agreement, dated as of January 31, 1995, by and between Rockford Limited I and the Registrant. (1)
10.15   Purchase Agreement, dated as of January 31, 1995, by and among
        Rockford Limited I, the Registrant, Texas Commerce Bank National
        Association and Sun Life Insurance Company of America. (1)

10.16   Form of Rockford Limited I Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1995-A (Class A). (1)
10.17   Form of Rockford Limited I Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1995-A (Class B). (1)
10.18   Form of Rockford Limited I Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1995-A (Class C). (1)
10.19 Amendments to office space lease for the registrant's corporate headquarters, dated October 23, 1995, by and between Xerox Centre
        Partners and the Registrant. (2)
10.20 Revised credit agreement, between the registrant and CoreStates Bank, N.A., dated March 7, 1996. (2)
10.21 Pooling and Servicing Agreement, dated as of February 23, 1996, by and among Rockford Limited II, the registrant, Texas Commerce Bank
        National Association and SunAmerica Life Insurance Company. (2)
10.22   Equipment and Lease Purchase Agreement, dated as of February 23,
        1996, by and between Rockford Limited II and the registrant. (2)
10.23 Purchase Agreement, dated as of February 23, 1996, by and among Rockford Limited II, the registrant, Texas Commerce Bank National
        Association and SunAmerica Life Insurance Company. (2)
10.24   Form of Rockford Limited II Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1996-A (Class A). (2)
10.25   Form of Rockford Limited II Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1996-A (Class B). (2)
10.26   Form of Rockford Limited II Fixed Rate Lease Receivables - Backed
        Senior Certificate, Series 1996-A (Class C). (2)
10.27   Subscription Agreement dated May 25, 1995, by and between Anchor
        National Life Insurance Company (a wholly-owned subsidiary of
        SunAmerica, Inc.) and the registrant (incorporation by reference to
        Exhibit 10.19 of the registrant's Registration Statement on Form S-1 declared effective on July 19, 1995 (File No. 33-92756)).
10.28   Form of Warrant Agreement dated July 19, 1995, by and among Commonwealth
        Associates, Cruttenden Roth Incorporated and the registrant
        (incorporation by reference to Exhibit 10.20 of the registrant's
        Registration Statement on Form S-1 declared effective on July 19, 1995
        (File No. 33-92756))
10.29   Amendment to Master Agreement and Master Security Agreement dated
        March 7, 1996 by and between CoreStates and the registrant.
10.30 Master Demand Note in the principal amount of $5.0 million issued by the registrant in favor of CoreStates.
10.31 Cashpivot Investment/Loan Agreement by and between the registrant and CoreStates.
21.1    List of Subsidiaries. (1)
23.1    Consent of Deloitte & Touche LLP.

------------------

(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 declared effective July 19, 1995 (File No. 33-92756) and by this reference incorporated herein.

(2) Filed previously as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 (File No. 0-26324) and by this reference incorporated herein.

(B)     REPORTS ON FORM 8-K:

        There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Rockford Industries, Inc.

                                     By    /s/   Gerry J. Ricco
                                           ------------------------------------
                                           Gerry J. Ricco
                                           President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                     DATE
        ---------                         -----                     ----
 /s/  Gerry J. Ricco          President and Chief             March 27, 1997
---------------------------   Executive Officer
Gerry J. Ricco                and Director (Principal
                              Executive Officer)


 /s/  Larry Hartmann          Executive Vice President and    March 27, 1997
---------------------------   Director
Larry Hartmann


 /s/  Brian Siegel            Executive Vice President and    March 27, 1997
---------------------------   Director
Brian Siegel


 /s/  Larry E. Davis          Senior Vice President and       March 27, 1997
---------------------------   Chief Financial Officer
Larry E. Davis                (Principal Financial and
                              Accounting Officer)


 /s/  Robert S. Vaters        Director                        March 27, 1997
---------------------------
Robert S. Vaters


 /s/  Floyd S. Robinson       Director                        March 27, 1997
---------------------------
Floyd S. Robinson

                  ROCKFORD INDUSTRIES, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                              Additions
                                              Balance at         Charged to
                                               Beginning          Costs and                                           Balance at
Classification                                  of Year           Expenses          Recoveries       Written Off     End of Year
------------------------------------------ ------------------  ----------------   -------------   ----------------   ------------
Year ended December 31, 1996 -
          Allowance for doubtful accounts           $600,000        $2,242,292              --         $1,242,292     $1,600,000
                                           ==================  ================   =============   ================   ============

Year ended December 31, 1995 -
          Allowance for doubtful accounts           $400,000          $738,540              --           $538,540       $600,000
                                           ==================  ================   =============   ================   ============

Year ended December 31, 1994 -
          Allowance for doubtful accounts           $200,000          $579,703              --           $379,703       $400,000
                                           ==================  ================   =============   ================   ============