Form 10-Q
period 1997-03-31
ROCKFORD INDUSTRIES INC
filed 1997-05-15
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NUMBER 0-26324
                                                -------


                           ROCKFORD INDUSTRIES, INC.

             CALIFORNIA                                         33-0075112
       (State of Incorporation)                              (I.R.S. Employer
                                                            Identification No.)

       1851 E. FIRST ST.
       SANTA ANA, CA                                                92705
       (Address of principal executive offices)                   (Zip Code)

                                 (714) 547-7166
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

         The number of shares outstanding of the registrant's no par value Common Stock at May 12, 1997 was 4,105,517.

                            ROCKFORD INDUSTRIES, INC.


                                      INDEX

                                                                    Page
                                                                   Number
                                                                   ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1997
           (unaudited) and December 31, 1996                          3

         Consolidated Statements of Income - Three months
           ended March 31, 1997 and 1996 (unaudited)                  4

         Consolidated Statements of Cash Flows - Three months
           ended March 31, 1997 and 1996 (unaudited)                  5

         Notes to Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7 - 11


PART II.  OTHER INFORMATION                                          12


SIGNATURES                                                           13

                            ROCKFORD INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   1997             1996
                                                              -------------    -------------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                      $  1,798,022     $  3,985,350
Restricted cash and cash equivalents                              5,593,374        6,109,559
Accounts receivable (net of allowance for doubtful
  accounts of $530,000 at March 31, 1997 and $385,000
  at December 31, 1996)                                          14,160,696       10,039,818
Note receivable from officer                                        143,831          143,831
Prepaid expenses                                                  1,014,862          884,184
Income taxes receivable                                                  --          953,234
Net investment in direct finance leases (net of
  lease receivable and residual valuation allowance
  of $721,246 at March 31, 1997 and $1,215,000 at
  December 31, 1996)                                             29,106,645       35,530,325
Net fixed assets                                                  2,081,599        1,900,810
Discounted lease rentals assigned to lenders                     92,331,570       98,151,318
                                                               ------------     ------------

                                                               $146,230,599     $157,698,429
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to bank                                           $  7,736,037     $ 10,981,549
Accounts payable                                                  3,910,713        6,030,482
Accrued liabilities                                               6,087,944        5,919,187
Reserve for possible losses on securitized accounts                 553,754               --
Income taxes payable                                              1,304,724               --
Deferred income taxes                                               760,052        1,820,346
Nonrecourse debt                                                105,179,029      113,062,823
                                                               ------------     ------------
     Total liabilities                                          125,532,253      137,814,387

Commitments and contingencies                                            --               --

Stockholders' equity:
Series A redeemable preferred stock                               1,575,000        1,575,000
Common stock no par value; 10,000,000 shares authorized;
  4,105,517 shares issued and outstanding                        14,032,491       14,032,491
Retained earnings                                                 5,090,855        4,276,551
                                                               ------------     ------------
     Total stockholders' equity                                  20,698,346       19,884,042
                                                               ------------     ------------

                                                               $146,230,599     $157,698,429
                                                               ============     ============

                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                    --------------------------------
                                                         1997                1996
                                                    ------------         -----------
REVENUES:
Sales of equipment (Note 2)                          $        --         $19,499,758
Gain on sale of financing transactions                 2,309,359           1,252,685
Finance income                                         1,128,986           1,264,097
Servicing related revenue                                727,881             279,330
Gain on sale of residuals                                148,428              94,566
Other income                                             281,347             176,311
                                                     -----------         -----------
     Total revenues from operations                    4,596,001          22,566,747

COSTS:
Cost of equipment sold (Note 2)                               --          17,565,486
Interest expense                                         620,974             648,828
                                                     -----------         -----------
     Total costs                                         620,974          18,214,314

GROSS PROFIT                                           3,975,027           4,352,433

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           2,574,833           3,254,419
                                                     -----------         -----------
INCOME BEFORE INCOME TAXES                             1,400,194           1,098,014
INCOME TAXES                                             560,000             439,250
                                                     -----------         -----------
NET INCOME                                           $   840,194         $   658,764
                                                     ===========         ===========
INCOME PER SHARE (Note 2)                            $       .19         $       .15
                                                     ===========         ===========
NET INCOME APPLICABLE TO
   COMMON STOCK HOLDERS                              $   814,304
                                                     ===========


Weighted average shares outstanding                    4,380,000           4,438,000
                                                     ===========         ===========


                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $    840,194    $    658,764
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                  156,000          68,957
Change in lease receivable allowance                          (493,754)        100,000
Increase in reserve for possible losses on
  securitized accounts                                         553,754              --
Gain on sale of residuals                                     (148,428)        (94,566)
Gain on sale of financing transactions                      (2,306,590)     (1,252,685)
Initial direct cost amortization                               329,733         383,645
Net amortization of deferred interest                         (837,745)       (998,914)
Change in restricted cash                                      516,185        (789,986)
Increase in accounts receivable, officer note
  receivable and prepaid expenses                           (4,251,556)       (791,232)
Decrease in income taxes receivable                            953,234              --
Change in accounts payable and accrued liabilities          (1,951,012)        343,221
Change in income taxes payable                               1,304,724        (434,456)
Decrease in deferred income taxes                           (1,060,294)             --
                                                          ------------    ------------
    Net cash used in operating activities                   (6,395,555)     (2,807,252)

CASH FLOWS FROM INVESTING ACTVITIES:
Payments received from lessees                               5,702,989         592,913
Proceeds from sale of residuals                                384,346         164,462
Purchase of fixed assets                                      (234,789)       (443,403)
Initial direct cost capitalization                          (2,445,531)       (359,722)
Equipment purchased for financing                          (38,909,797)    (29,727,686)
                                                          ------------    ------------
    Net cash used in investing activities                  (35,502,782)    (29,773,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse debt and securitizations          42,982,411      28,129,543
Proceeds from notes payable to bank                         25,072,786       2,522,446
Preferred stock dividends                                      (25,890)             --
Payments on notes payable to bank                          (28,318,298)             --
                                                          ------------    ------------
    Net cash provided by financing activities               39,711,009      30,651,989
                                                          ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (2,187,328)     (1,928,699)

CASH AND CASH EQUIVALENTS, beginning of year                 3,985,350       9,409,305
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                  $  1,798,022    $  7,480,606
                                                          ============    ============

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                         $    273,336    $    881,918
                                                          ============    ============
Interest paid                                             $    173,200    $         --
                                                          ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES -

Estimated lessee payments made directly to
  nonrecourse lending institutions                        $ 13,638,423    $ 15,320,746
                                                          ============    ============


                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, including the accounts of Rockford Industries, Inc. and its wholly-owned subsidiaries (the "Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1997 and December 31, 1996, the statements of income for the three month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

         The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of March 31, 1997, and for the three months then ended, may not be directly comparable to the prior period financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company will be required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. EPS, as computed under SFAS No. 128, is not materially different than EPS presented in the Consolidated Statements of Income for the three months ended March 31, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CUSTOMER FINANCE CONTRACT ACCOUNTING
------------------------------------
         GAIN ON SALE OF FINANCING TRANSACTIONS. Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time, and during this time utilizes the accounting and income recognition methodology relating to direct finance leases as described below. Subsequently, the Company may sell to nonrecourse lenders or securitize these contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance. If such sold contracts include a residual payment that is not assigned to the purchaser, the residual interest is recorded on the Company's books at the present value of the estimated residual future value.

         DIRECT FINANCE LEASES. Equipment financing transactions are classified as direct finance leases when the Company funds the transaction with recourse debt or the Company's own working capital. Additionally, collectability of the contract payments must be reasonably certain and the transaction must meet at least one of the following criteria: (i) the contract transfers ownership of the equipment to the customer at the end of the contract term, (ii) the contract contains a bargain purchase option, (iii) the contract term at inception is at least 75% of the estimated economic life of the financed equipment, or (iv) the present value of the minimum payments required of the customer is at least 90% of the fair market value of the equipment at the inception of the contract. For direct finance leases, the Company records the total contract payments, estimated unguaranteed residual value and initial direct costs (consisting of sales commissions, referral fees and other origination costs) as the gross investment in the direct finance lease. The difference between the gross investment in the direct finance lease and the cost to the Company of the equipment being financed is recorded as unearned income. Interest income is recognized over the term of the contract by amortizing the unearned income using the interest method.

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

PRESENTATION OF FINANCIAL STATEMENTS
------------------------------------

         The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation, in the Company's consolidated financial statements, of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of March 31, 1997, and for the three months then ended, may not be directly comparable to the prior period financial statements. The following pro forma statement of operations for the three months ended March 31, 1996 reflects certain reclassifications to present the results of the Company's operations for the three months ended
March 31, 1996 on a basis comparable to the 1997 presentation. The reclassifications pertain to sales of equipment, cost of equipment sold, and the recording of initial direct costs and estimated bad debt expense. The provisions of SFAS No. 125 may not be applied retroactively, as a result, the accompanying pro forma information reflects only reclassification adjustments to conform presentation.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                    March 31,
                                              -------------------------------------------------------
                                                            Pro Forma      Reclassifi-
                                                1997           1996         cations(1)         1996
                                              -------       ---------      -----------       -------
                                                                (in thousands)
REVENUES:
Sales of equipment                             $    -         $    -         $19,500         $19,500
Gain on sale of financing transactions          2,309          1,362            (109)          1,253
Finance income                                  1,129          1,264               -           1,264
Servicing related revenue                         728            279               -             279
Gain on sale of residuals                         146             95               -              95
Other income                                      284            241             (65)            176
                                               ------         ------         -------         -------
        Total revenues                          4,596          3,241          19,326          22,567

COSTS:
Cost of equipment sold                              -              -          17,566          17,566
Interest expense                                  621            649               -             649
                                               ------         ------         -------         -------
        Total costs                               621            649          17,566          18,215

GROSS PROFIT                                    3,975          2,592           1,760           4,352

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    2,575          1,494           1,760           3,254
                                               ------         ------         -------         -------
INCOME BEFORE INCOME TAXES                      1,400          1,098               -           1,098
INCOME TAXES                                      560            439               -             439
                                               ------         ------         -------         -------
NET INCOME                                     $  840         $  659         $     -         $    659
                                               ======         ======         =======         ========

-----------
(1) Represents the reclassification of the following to gain on sale of financing transactions: $19,500 from sales of equipment, $17,566 from cost of equipment sold, $1,515 from selling, general and administrative ("SG&A") expenses relating to initial direct costs, $245 from SG&A expenses relating to estimated bad debt expense on securitized accounts, and the reclassification of $65 in documentation fees from gain on sale of financing transactions to other income.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------------------------------

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $9.2 million or 31% to $38.9 million in the quarter ended March 31, 1997 from $29.7 million in the quarter ended March 31, 1996 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended March 31, 1997 were $4.6 million as compared to $22.6 million for the quarter ended March 31, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, total revenues for the quarter ended March 31, 1997 was $4.6 million as compared to $3.2 million for the quarter ended March 31, 1996, representing an increase of $1.4 million or 42%. This increase resulted primarily from increased finance contract originations and gains derived from the sale of Company held finance contracts.

         GROSS PROFIT. Total gross profit for the quarter ended March 31, 1997 was $4.0 million as compared to $4.4 million for the same quarter in the prior year, representing a decrease of $0.4 million or 9%. This decrease in gross profits was attributable to the reclassification of certain selling costs from selling, general and administrative expenses to gain on sale of financing transactions in the first quarter of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, gross profit increased from $2.6 million for the quarter ended March 31, 1996 to $4.0 million for the quarter ended March 31, 1997, representing an increase of $1.4 million or 53%. This increase was primarily due to increased finance contract originations, lower cost of funds (borrowing rates), increased gains on sales of financing transactions, servicing fees and other revenues associated with an increasing serviced portfolio.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first quarter of 1997 were $2.6 million as compared to $3.3 million in the first quarter of 1996, representing a decrease of $0.7 million. This decrease was attributable to the reclassification of certain selling costs from selling, general and administrative expenses to gain on sale of financing transactions in the first quarter of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, selling, general and administrative expenses of $2.6 million for the quarter ended March 31, 1997 represented an increase of $1.1 million or 72% from $1.5 million for the same period in 1996. This increase in selling, general and administrative expenses was primarily due to increases in volume related expenses and additional investment in the infrastructure and reserves necessary to service and support an increasing level of finance contract originations and securitized portfolio.

         NET INCOME. Income before taxes was $1,400,000 for the quarter ended March 31, 1997 as compared to $1,098,000 for the same quarter of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $840,000 for the quarter ended March 31, 1997 as compared to $659,000 for the same quarter of the prior year, representing an increase of $181,000 or 27%. Net income of $.19 per share on weighted average shares outstanding of 4,380,000 was earned during the first quarter of 1997, as compared to net income of $.15 per share on weighted average shares outstanding of 4,438,000 for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica") and CoreStates Bank, N.A., pursuant to the terms of the each securitization arrangement, (ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its $30 million revolving line of credit ("Revolver") used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

         SECURITIZED DEBT. Asset securitization is a process in which a pool of equipment finance contracts is transferred to a wholly-owned special-purpose subsidiary which, in turn, transfers the contracts and the payments due thereunder to a trust which issues trust certificates to investors relating to the contract pool. The source of repayment for the trust certificates is the stream of payments which are made on the equipment finance contracts included in the corresponding pool of transferred contracts. In addition, the special purpose subsidiary pledges, as collateral to support payment of the trust certificates, the equipment underlying the equipment finance contracts in each pool. To the extent adequate payments on the trust certificates are not realized by the investor, the investor (as opposed to the special purpose subsidiary) has the right to the residual value, if any, of the equipment underlying the contracts in the pool should such equipment be resold. The special purpose subsidiary also provides credit enhancement by maintaining, in the case of the Company's securitization program, certain cash reserve accounts or letters of credit in connection with each borrowing under the securitization program. In connection with the securitization programs, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of the certificate holder. In consideration for servicing these contract pools, the Company receives a service fee from the certificate holder.

         In January 1995, the Company and SunAmerica entered into an asset securitization agreement under which SunAmerica agreed to purchase up to $65.0 million in principal amount of trust certificates. The Company securitized $57.0 million of financing contracts under this facility. In February 1996, the Company and SunAmerica entered into an agreement pursuant to which SunAmerica agreed to purchase up to an additional $l00.0 million in principal amount of trust certificates. Under this agreement, through March 31, 1997, the Company has securitized $95.5 million of its financing contracts with SunAmerica. This agreement with SunAmerica expires on April 30, 1997. Negotiations are currently in progress that will expand the SunAmerica securitization program under a multi-year facility providing cost of funds at rates lower than previously in effect. Management currently expects that this facility will be finalized during the second quarter of 1997, provided that the negotiations are completed satisfactorily.

         On November 7, l996, CoreStates Bank, N.A. provided the Company with a commitment letter under which CoreStates proposed to provide the Company with a $150 million three-year facility for the securitization of equipment finance contracts. The CoreStates facility was closed on March 27, 1997 and provides financing at rates that are about 65 basis points lower than the rates previously available to the Company. Through March 31, 1997, the Company has securitized $26.8 million of its financing contracts with CoreStates.

         NONRECOURSE DEBT. Prior to the utilization of the securitization funding methodology described above, the Company's principal source of funding had been nonrecourse borrowings from institutional lenders, in connection with which the lender's recourse is to the Company's customers and to the equipment financed, not to the Company. This method of funding is still utilized by the Company for a portion of its finance contract originations. To date, the Company has been successful in attracting nonrecourse lenders and in extending the levels at which existing lenders are willing to provide nonrecourse financing. At March 31, 1997, the Company had recorded nonrecourse debt of $105 million.

         SHORT-TERM RECOURSE DEBT. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained a credit facility with a bank for such short-term borrowings, and under the terms of the agreement, the Company may fund certain finance contracts at rates lower per annum than available through nonrecourse financing. On February 10, 1997, the borrowing limit of this facility was increased to $30.0 million. The terms of this facility provide for advances through May 1997 and contains a feature for pricing at LIBOR plus 1 1/2%. At March 31, 1997, the Company had $7.7 million outstanding under the Revolver.

         CASHFLOWS. The Company's cash and cash equivalents at March 31, 1997 was $1.8 million compared to $7.5 million at March 31, 1996. During the three months ended March 31, 1997, the Company's cash position decreased by $2.2 million, reflecting the use of cash in operations and investing activities of $6.4 million and $35.5 million, respectively, and the cash provided from financing activities of $39.7 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $38.9 million, increases in receivables and prepaids of $4.3 million and proceeds from nonrecourse debt and securitizations of $43.0 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $1.9 million during the three months ended March 31, 1996, reflecting the use of cash in operations and investing activities of $2.8 million and $29.8 million, respectively, and the cash provided from financing activities of $30.7 million. The change in cash was primarily due to cash used to purchase equipment for financing of $29.7 million and proceeds from nonrecourse debt borrowings and securitizations of $28.1 million.

         The Company believes that existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments, and bank credit lines will be sufficient to meet its financing needs for the next twelve months.

SEASONALITY
-----------

         Historically, the Company has generally experienced lower originations in its first quarter and relatively higher originations in its fourth quarter. The Company believes that the first quarter has been negatively affected by the requirements of its vendors to rebuild equipment inventories and order backlog at the beginning of a new year and that the fourth quarter is favorably affected by greater customer demand for equipment which is fostered, in part, by budget and tax considerations.

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

                                               Rockford Industries, Inc.
                                               (Registrant)

Date:  May 15, 1997                            /s/ GERRY J. RICCO
                                               -----------------------------
                                               Gerry J. Ricco
                                               President, Chief Executive
                                               Officer and Director
                                               (Principal Executive Officer)


Date:  May 15, 1997                            /s/ LARRY E. DAVIS
                                               ----------------------------
                                               Larry E. Davis
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)