Form 10-Q
period 1997-06-30
ROCKFORD INDUSTRIES INC
filed 1997-08-14
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-26324

                            ROCKFORD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

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




         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT JULY 28, 1997 WAS 4,105,517.

                            ROCKFORD INDUSTRIES, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS:


Consolidated Balance Sheets -                                                                            3
   June 30, 1997 (unaudited) and December 31, 1996


Consolidated Statements of Operations (unaudited) -                                                      4
   Three months and six months ended June 30, 1997 and 1996


Consolidated Statements of Cash Flows  (unaudited) -                                                     5
   Six months ended June 30, 1997 and 1996


Notes to Consolidated Financial Statements                                                               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        7 - 12


PART II.  OTHER INFORMATION                                                                             13


SIGNATURES                                                                                              14

                            ROCKFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,         DECEMBER 31,
                                                              1997              1996
                                                         --------------     --------------
                                                           (Unaudited)
ASSETS

Cash and cash equivalents                                $    1,846,014     $    3,985,350
Restricted cash                                              10,177,282          6,109,559
Accounts receivable (net of allowance for doubtful
 accounts of $530,000 at June 30, 1997 and $385,000
 at December 31, 1996)                                       10,147,020         10,039,818
Note receivable from officer                                    109,761            143,831
Prepaid expenses                                              1,554,525            884,184
Income taxes receivable                                                            953,234
Net investment in direct finance leases (net of
 lease receivable and residual valuation allowance of
 $535,000 at June 30, 1997 and $1,215,000 at
 December 31, 1996)                                          24,937,805         35,530,325
Net fixed assets                                              2,286,797          1,900,810
Discounted lease rentals assigned to lenders                 78,361,345         98,151,318
                                                         --------------     --------------
                                                         $  129,420,549     $  157,698,429
                                                         ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Note payable to bank                                     $    5,135,148     $   10,981,549
Accounts payable                                              6,740,942          6,030,482
Accrued liabilities                                           3,880,858          5,919,187
Estimated recourse obligations                                1,125,000                  -
Income taxes payable                                            718,816                  -
Deferred income taxes                                         1,460,000          1,820,346
Nonrecourse debt                                             89,049,495        113,062,823
                                                         --------------     --------------
  Total liabilities                                         108,110,259        137,814,387

Commitments and contingencies

Stockholders' equity:
Series A redeemable preferred stock                           1,575,000          1,575,000
Common stock, no par value; 10,000,000 shares
  authorized; 4,105,517 shares issued and outstanding        14,032,491         14,032,491
Retained earnings                                             5,702,799          4,276,551
                                                         --------------     --------------
  Total shareholders' equity                                 21,310,290         19,884,042
                                                         --------------     --------------
                                                         $  129,420,549     $  157,698,429
                                                         ==============     ==============



                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           --------------------------   --------------------------
                                              1997           1996          1997           1996
                                           -----------   ------------   -----------   ------------
REVENUES:
Sales of equipment (Note 2)                $         -   $ 21,422,458   $         -   $ 40,922,216
Gain on sale of financing transactions       2,246,361        789,311     4,555,720      2,041,996
Finance income                                 997,907      1,187,353     2,126,893      2,451,450
Servicing related income                       734,195        387,106     1,462,076        666,436
Gain on sale of residuals                       81,634        191,901       230,062        286,467
Other income                                   454,299        122,451       735,646        298,762
                                           -----------   ------------   -----------   ------------
  Total revenue                              4,514,396     24,100,580     9,110,397     46,667,327

COSTS:
Cost of equipment sold (Note 2)                            18,958,273                   36,523,759
Interest expense                               524,293        677,155     1,145,267      1,325,983
                                           -----------   ------------   -----------   ------------
  Total costs                                  524,293     19,635,428     1,145,267     37,849,742
                                           -----------   ------------   -----------   ------------

GROSS PROFIT                                 3,990,103      4,465,152     7,965,130      8,817,585

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    2,921,644      3,208,155     5,496,477      6,462,574
                                           -----------   ------------   -----------   ------------
INCOME BEFORE INCOME TAXES                   1,068,459      1,256,997     2,468,653      2,355,011

INCOME TAXES                                   427,461        502,754       987,461        942,004
                                           -----------   ------------   -----------   ------------
NET INCOME                                 $   640,998   $    754,243   $ 1,481,192   $  1,413,007
                                           ===========   ============   ===========   ============
NET INCOME PER SHARE (Note 2)              $      0.15   $       0.17   $      0.34   $       0.32
                                           ===========   ============   ===========   ============
NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS                              $   611,942   $    733,824   $ 1,426,246   $  1,375,226
                                           ===========   ============   ===========   ============
Weighted average shares outstanding          4,397,000      4,521,000     4,389,000      4,479,000
                                           ===========   ============   ===========   ============




                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                     1997          1996
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   1,481,192   $   1,413,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                         291,000         144,844
Dividends payable                                                                      29,055          37,781
Change in lease receivable allowance                                                 (680,000)        200,000
Increase in reserve for possible losses on securitized accounts                     1,125,000               -
Gain on sale of residuals                                                            (230,062)       (286,466)
Gain on sale of financing transactions                                             (4,555,720)     (2,041,996)
Initial direct cost amortization                                                      700,707         784,571
Net amortization of deferred interest                                              (2,303,308)     (1,910,038)
Increase in restricted cash                                                        (4,067,723)     (1,374,503)
Change in accounts receivable, officer note receivable and prepaid expenses          (743,473)     (5,069,755)
Change in accounts payable and accrued liabilities                                 (1,298,814)      1,119,560
Change in income taxes payable                                                        718,816      (1,005,156)
Change in deferred income taxes                                                      (360,346)       (478,402)
                                                                                -------------   -------------
  Net cash used in operating activities                                            (9,893,676)     (8,466,553)

Payments received from lessees                                                      9,987,439         840,719
Proceeds from sale of residuals                                                       782,385         550,515
Purchase of fixed assets                                                             (702,921)       (607,038)
Initial direct cost capitalization                                                 (5,030,137)       (963,744)
Equipment purchased for financing                                                 (82,335,000)    (60,652,724)
                                                                                -------------   -------------
  Net cash used in investing activities                                           (77,298,234)    (60,832,272)

Proceeds from nonrecourse debt and securitization                                  90,953,921      58,856,617
Proceeds from notes payable to bank                                                53,103,548       9,719,570
Preferred stock dividends                                                             (54,946)        (55,425)
Payments on notes payable to bank                                                 (58,949,949)     (4,641,736)
                                                                                -------------   -------------
  Net cash provided by financing activities                                        85,052,574      63,879,026
                                                                                -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,139,336)     (5,419,799)

CASH AND CASH EQUIVALENTS, beginning of year                                        3,985,350       9,409,305
                                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, end of year                                          $   1,846,014   $   3,989,506
                                                                                =============   =============
SUPPLEMENTAL
Income taxes paid                                                               $     587,494   $   2,434,128
                                                                                =============   =============
Interest paid                                                                   $     421,899   $      17,136
                                                                                =============   =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES             $  26,957,384   $  32,611,928
                                                                                =============   =============



                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements, including the accounts, of Rockford Industries, Inc. and its wholly-owned subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1997 and December 31, 1996, the statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of June 30, 1997, and for the three-month and six-month periods, may not be directly comparable to the prior period financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company will be required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. EPS, as computed under SFAS No. 128, is not materially different than EPS presented in the Consolidated Statements of Income for the three months and six months ended June 30, 1997 and 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CUSTOMER FINANCE CONTRACT ACCOUNTING

         GAIN ON SALE OF FINANCING TRANSACTIONS. Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time, and during this time utilizes the accounting and income recognition methodology relating to direct finance leases as described below. Subsequently, the Company may securitize the contract or sell them to nonrecourse lenders. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the unamortized net investment balance is recorded by the Company as a gain or loss on sale of financing transactions, depending upon whether the cash proceeds are in excess of or less than the unamortized net investment balance. If such sold contracts include a residual payment that is not assigned to the purchaser, the residual interest is recorded on the Company's books at the present value of the estimated residual future value.

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

PRESENTATION OF FINANCIAL STATEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation, in the Company's consolidated financial statements, of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of June 30, 1997, and for the three months and six months then ended, may not be directly comparable to the prior period financial statements. The following pro forma statements of operations for the three months and six months ended June 30, 1996 reflect certain reclassifications to present the results of the Company's operations for the three months and six months ended June 30, 1996 on a basis comparable to the 1997 presentation. The reclassifications pertain to sales of equipment, cost of equipment sold, and the recording of initial direct costs and estimated bad debt expense. The provisions of SFAS No. 125 may not be applied retroactively, as a result, the accompanying pro forma information reflects only reclassification adjustments to conform presentation.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                             JUNE 30,
                                                     ----------------------------------------------------
                                                     ACTUAL        PRO FORMA   RECLASSIFI-        ACTUAL
                                                      1997           1996       CATIONS(1)         1996
                                                     ------         ------      ----------        -------
                                                                         (IN THOUSANDS)
REVENUES:
Sales of equipment                                   $    -         $    -        $21,422         $21,422
Gain on sale of financing transactions                2,246          1,315           (526)            789
Finance income                                          998          1,187              -           1,187
Servicing related revenue                               734            387              -             387
Gain on sale of residuals                                82            192              -             192
Other income                                            454            201            (78)            123
                                                     ------         ------        -------         -------
     Total revenues                                   4,514          3,282         20,818          24,100

COSTS:
Cost of equipment sold                                    -              -         18,958          18,958
Interest expense                                        524            677              -             677
                                                     ------         ------        -------         -------
     Total  costs                                       524            677         18,958          19,635

GROSS PROFIT                                          3,990          2,605          1,860           4,465

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,922          1,348          1,860           3,208
                                                     ------         ------        -------         -------
INCOME BEFORE INCOME TAXES                            1,068          1,257              -           1,257
INCOME TAXES                                            427            503              -             503
                                                     ------         ------        -------         -------
NET INCOME                                           $  641         $  754        $     -         $   754
                                                     ======         ======        =======         =======


(1) Represents the reclassification of the following to gain on sale of financing transactions: $21,422 from sales of equipment, $18,958 from cost of equipment sold, $1,612 from selling, general and administrative ("SG&A") expenses relating to initial direct costs, $248 from SG&A expenses relating to estimated bad debt expense on securitized accounts, and the reclassification of $78 in documentation fees from gain on sale of financing transactions to other income.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                  ---------------------------------------------------
                                                   ACTUAL      PRO FORMA    RECLASSIFI-       ACTUAL
                                                    1997          1996       CATIONS(1)        1996
                                                  --------      --------     ----------      --------
                                                                       (IN THOUSANDS)
REVENUES:
Sales of equipment                                $      -      $      -      $ 40,922       $ 40,922
Gain on sale of financing transactions               4,556         2,677          (635)         2,042
Finance income                                       2,127         2,451             -          2,451
Servicing related revenue                            1,462           666             -            666
Gain on sale of residuals                              230           287             -            287
Other income                                           735           443          (144)           299
                                                  --------      --------      --------       --------
     Total revenues                                  9,110         6,524        40,143         46,667

COSTS:
Cost of equipment sold                                   -             -        36,523         36,523
Interest expense                                     1,145         1,326             -          1,326
                                                  --------      --------      --------       --------
     Total  costs                                    1,145         1,326        36,523         37,849

GROSS PROFIT                                         7,965         5,198         3,620          8,818

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         5,496         2,843         3,620          6,463
                                                  --------      --------      --------       --------
INCOME BEFORE INCOME TAXES                           2,469         2,355             -          2,355
INCOME TAXES                                           988           942             -            942
                                                  --------      --------      --------       --------
NET INCOME                                        $  1,481      $  1,413      $      -       $  1,413
                                                  ========      ========      ========       ========



(1) Represents the reclassification of the following to gain on sale of financing transactions: $40,922 from sales of equipment, $36,524 from cost of equipment sold, $3,127 from selling, general and administrative ("SG&A") expenses relating to initial direct costs, $493 from SG&A expenses relating to estimated bad debt expense on securitized accounts, and the reclassification of $144 in documentation fees from gain on sale of financing transactions to other income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $12.6 million or 41% to $43.5 million in the quarter ended June 30, 1997 from $30.9 million in the quarter ended June 30, 1996 reflecting the benefit of an expanded sales force and penetration into non-medical markets. Total revenues for the quarter ended June 30, 1997 were $4.5 million as compared to $24.1 million for the quarter ended June 30, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, total revenues for the quarter ended June 30, 1997 were $4.5 million as compared to $3.3 million for the quarter ended June 30, 1996, representing an increase of $1.2 million or 38%. This increase resulted primarily from increased finance contract originations and gains derived from the sale of Company-held finance contracts.

         GROSS PROFIT. Total gross profit for the quarter ended June 30, 1997 was $4.0 million as compared to $4.5 million for the same quarter in the prior year, representing a decrease of $0.5 million or 11%. This decrease in gross profits was attributable to the reclassification of certain selling costs from selling, general and administrative expenses to gain on sale of financing transactions in the first quarter of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, gross profit increased from $2.6 million for the quarter ended June 30, 1996 to $4.0 million for the quarter ended June 30, 1997, representing an increase of $1.4 million or 53%. This increase was primarily due to increased finance contract originations, lower cost of funds (borrowing rates), increased gains on sales of financing transactions, servicing fees and other revenues associated with an increasing serviced portfolio.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 1997 were $2.9 million as compared to $3.2 million in the second quarter of 1996, representing a decrease of $0.3 million. This decrease was attributable to the reclassification of certain selling costs (bad debt expense on securitized accounts and initial direct costs) from selling, general and administrative expenses as an offset to gain on sale of financing transactions in the second quarter of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, selling, general and administrative expenses of $2.9 million for the quarter ended June 30, 1997 represented an increase of $1.5 million or 117% from $1.4 million for the same period in 1996. This increase in selling, general and administrative expenses was primarily due to decreased capitalization of initial direct costs and increases in volume related expenses and additional investment in the infrastructure and reserves necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

         NET INCOME. Income before taxes was $1,068,000 for the quarter ended June 30, 1997 as compared to $1,257,000 for the same quarter of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $641,000 for the quarter ended June 30, 1997 as compared to $754,000 for the same quarter of the prior year, representing an increase of $113,000 or 15%. Net income of $.15 per share on weighted-average shares outstanding of 4,397,000 was earned during the first quarter of 1997, as compared to net income of $.17 per share on weighted-average shares outstanding of 4,521,000 for the first quarter of 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $21.8 million or 36% to $82.3 million for the six months ended June 30, 1997 from $60.5 million for the six months ended June 30, 1996 reflecting the benefit of an expanded sales force and penetration into non-medical markets. Total revenues for the six months ended June 30, 1997 were $9.1 million as compared to $46.7 million for the six months ended June 30, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, total revenues for the six months ended June 30, 1997 were $9.1 million as compared to $6.5 million for the six months ended June 30, 1996, representing an increase of $2.6 million or 40%. This increase resulted primarily from increased finance contract originations and gains derived from the sale of Company-held finance contracts.

         GROSS PROFIT. Total gross profit for the six months ended June 30, 1997 was $8.0 million as compared to $8.8 million for the same six months in the prior year, representing a decrease of $0.8 million or 10%. This decrease in gross profits was attributable to the reclassification of certain selling costs from selling, general and administrative expenses to gain on sale of financing transactions in the first six months of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, gross profit increased from $5.2 million for the six months ended June 30, 1996 to $8.0 million for the six months ended June 30,

1997, representing an increase of $2.8 million or 53%. This increase was primarily due to increased finance contract originations, lower cost of funds (borrowing rates), increased gains on sales of financing transactions, servicing fees and other revenues associated with an increasing serviced portfolio.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the six months ended June 30, 1997 were $5.5 million as compared to $6.5 million in the six months ended June 30, 1996, representing a decrease of $1.0 million. This decrease was attributable to the reclassification of certain selling costs (bad debt expense on securitized accounts and initial direct costs) from selling, general and administrative expenses as an offset to gain on sale of financing transactions in the first six months of 1997 associated with the adoption of SFAS No. 125. On a pro forma basis, selling, general and administrative expenses of $5.5 million for the six months ended June 30, 1997 represented an increase of $2.7 million or 93% from $2.8 million for the same period in 1996. This increase in selling, general and administrative expenses was primarily due to decreased capitalization of initial direct costs and increases in volume related expenses and additional investment in the infrastructure and reserves necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

         NET INCOME. Income before taxes was $2,469,000 for the six months ended June 30, 1997 as compared to $2,355,000 for the same six months of the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income was $1,481,000 for the six months ended June 30, 1997 as compared to $1,413,000 for the same six months of the prior year, representing an increase of $68,000 or 5%. Net income of $.34 per share on weighted-average shares outstanding of 4,389,000 was earned during the first six months of 1997, as compared to net income of $.32 per share on weighted-average shares outstanding of 4,479,000 for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica") and CoreStates Bank, N.A., pursuant to the terms of each securitization arrangement, (ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its $30 million revolving line of credit ("Revolver") used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

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

         In January 1995, the Company and SunAmerica entered into an asset securitization agreement under which SunAmerica agreed to purchase up to $65.0 million in principal amount of trust certificates. The Company securitized $57.0 million of financing contracts under this facility. In February 1996, the Company and SunAmerica entered into an agreement pursuant to which SunAmerica agreed to purchase up to an additional $l00.0 million in principal amount of trust certificates. Under this agreement, through June 30, 1997, the Company has securitized $95.5 million of its financing contracts with SunAmerica. This agreement with SunAmerica expired on April 30, 1997. A terms sheet was signed in May 1997 and final documentation is in progress that will expand the SunAmerica securitization program under a multi-year facility providing cost of funds at rates lower than previously in effect. Management currently expects that this facility will be finalized during the third quarter of 1997, provided that the negotiations are completed satisfactorily.

         On March 27, l997 CoreStates Bank, N.A. provided the Company with a commitment under which CoreStates provides the Company with a $150 million three-year facility for the securitization of equipment finance contracts. The CoreStates facility provides financing at rates that are about 65 basis points lower than the rates previously available to the Company. Through June 30, 1997, the Company has securitized $64.8 million of its financing contracts with CoreStates.

         NONRECOURSE DEBT. Prior to the utilization of the securitization funding methodology described above, the Company's principal source of funding had been nonrecourse borrowings from institutional lenders, in connection with which the lender's recourse is to the Company's customers and to the equipment financed, not to the Company. This method of funding is still utilized by the Company for a portion of its finance contract originations. To date, the Company has been successful in attracting nonrecourse lenders and in extending the levels at which existing lenders are willing to provide nonrecourse financing. At June 30, 1997, the Company had recorded nonrecourse debt of $89 million.

         SHORT-TERM RECOURSE DEBT. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained a credit facility with a bank for such short-term borrowings, and under the terms of the agreement, the Company may fund certain finance contracts at rates lower per annum than available through nonrecourse financing. On February 10, 1997, the borrowing limit of this facility was increased to $30.0 million. The terms of this facility provide for advances through July 1998 and contains a feature for pricing at LIBOR plus 1 1/2%. At June 30, 1997, the Company had $5.1 million outstanding under the Revolver.

         CASH FLOWS. The Company's cash and cash equivalents at June 30, 1997 was $1.8 million compared to $4.0 million at June 30, 1996. During the six months ended June 30, 1997, the Company's cash position decreased by $2.1 million, reflecting the use of cash in operations and investing activities of $9.9 million and $77.3 million, respectively, and the cash provided from financing activities of $85.1 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $82.3 million and proceeds from nonrecourse debt and securitizations of $91.0 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $5.4 million during the six months ended June 30, 1996, reflecting the use of cash in operations and investing activities of $8.5 million and $60.8 million, respectively, and the cash provided from financing activities of $63.9 million. The change in cash was primarily due to cash used to purchase equipment for financing of $60.7 million and proceeds from nonrecourse debt borrowings and securitizations of $58.9 million.

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

SAFE HARBOR STATEMENT

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position and cash flows to differ materially. Such statements include the following: the Company's expectation that the new securitization facility with SunAmerica, will be finalized during the third quarter of 1997 and the Company's belief that existing cash balances, cash flows from activities, proceeds from securitization arrangement, non-recourse assignments and bank credit lines will be sufficient to meet its financing needs for the next twelve months.

        The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that the Company will continue to finance medical and other equipment on a regular and predictable basis, that competing conditions within the equipment financing market will not change materially or adversely, that the medical equipment financing market will continue to experience a steady growth, that demand for the Company's financing will remain strong, that the Company will retain existing sales representatives and key management personnel, that the Company will accurately anticipate market demand, that planned financing arrangements with SunAmerica will be completed satisfactorily and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - Not Applicable


Item 2 - Changes in Securities - Not Applicable


Item 3 - Defaults Upon Senior Securities - Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

         (a)  The Annual Meeting of Shareholders was held on June 18, 1997.

         (b)  The following directors were elected at the Annual Meeting:

              1.  Gerry J. Ricco
              2.  Larry E. Hartmann
              3.  Brian A. Seigel
              4.  Floyd S. Robinson
              5.  Robert S. Vaters

              There were no other directors whose term of office as director continued after the Annual Meeting. Shareholders representing 2,981,200 shares voted for each of the directors and shareholders representing 2,750 shares withheld authority to vote for each director.

         (c) At the Annual Meeting, shareholders also voted on amendments to the Company's 1995 Stock Option Plan (the "Plan") to (i) modify the automatic grant feature to increase the number of shares of common stock granted to a non-employee director when he or she is first elected to 5,000 shares and increase the number of shares covered by each annual option grant to a non-employee director as of the date he or she is re-elected to the board to 5,000 shares,
              (ii) permit one discretionary grant of options to non-employee directors during a 12-month period, including a grant on April 25, 1997 of 20,000 options to each of the two non-employee directors and (iii) increase the number of shares to be issued under the Plan from 350,000 to 550,000 shares.

              Votes received from shareholders for the Plan amendments were as follows:

                                        Votes Against      Abstentions and
                        Votes For        or Withheld       Broker Non-Votes
                        ---------       -------------      ----------------
                        2,958,095          21,855                4,000

Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits:

         10.32 Pooling and Servicing Agreement, dated as of March 27, 1997, by and among Rockford Lease Funding Corp., the registrant, Texas Commerce Bank National Association and CoreStates Bank, N.A.

         10.33 Equipment and Lease Purchase Agreement, dated as of March 27, 1997, by and between among Rockford Lease Funding Corp. and the registrant.

         10.34 Purchase Agreement, dated as of March 27, 1997, by and among Rockford Lease Backed Trust 1997-I, the registrant, Texas Commerce Bank National Association and CoreStates Bank, N.A.

         10.35 Form of Rockford Lease Funding Corp. Fixed Rate Lease Receivables - Backed Senior Certificate, Series 1997-1 (Class
                  A).

         27       Financial Data Schedule


(b)  Reports on Form 8-K;

         No reports were filed on Form 8-K
         during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Rockford Industries, Inc.
                           (Registrant)

Date:                      /s/   GERRY J. RICCO
                           -----------------------------------------------------
                           Gerry J. Ricco
                           President and Chief Executive Officer and Director (Principal Executive Officer)

Date:                      /s/   KEVIN P. McDONNELL
                           -----------------------------------------------------
                           Kevin P. McDonnell
                           Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)