Form 10-Q
period 1997-09-30
ROCKFORD INDUSTRIES INC
filed 1997-11-14
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the registrant's no par value Common Stock at October 31, 1997 was 4,105,517.

                            ROCKFORD INDUSTRIES, INC.
                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS:


Consolidated Balance Sheets -                                                         3
   September 30, 1997 (unaudited) and December 31, 1996


Consolidated Statements of Income -                                                   4
   Three months and nine months ended September 30, 1997 and 1996 (unaudited)


Consolidated Statements of Cash Flows -                                               5
   Nine months ended September 30, 1997 and 1996 (unaudited)


Notes to Consolidated Financial Statements                                          6 - 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND            8 - 12
        RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION                                                           13


SIGNATURES                                                                            14




                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              ------------     ------------
                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                     $    745,144     $  3,985,350
Restricted cash and cash equivalents                            13,891,909        6,109,559
Accounts receivable (net of allowance for doubtful
accounts of $575,000 at September
30, 1997 and $385,000 at December 31, 1996)                      7,759,905       10,039,818
Note receivable from officer                                       109,761          143,831
Prepaid expenses                                                 2,034,245          884,184
Income taxes receivable                                            288,365          953,234
Net investment in direct finance leases
(net of lease receivable and residual
valuation allowance of $825,200 at September 30, 1997 and
$1,215,000 at December 31, 1996)                                22,436,833       35,530,325
Net fixed assets                                                 2,465,786        1,900,810
Discounted lease rentals assigned to lenders (Note 2)           69,855,569       98,151,318
                                                              ------------     ------------
                                                              $119,587,517     $157,698,429
                                                              ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to bank                                          $  2,927,473     $ 10,981,549
Accounts payable                                                 8,900,796        6,030,482
Accrued liabilities                                              2,375,678        5,919,187
Estimated recourse obligations                                   1,868,391               --
Deferred income taxes                                            2,959,620        1,820,346
Nonrecourse debt (Note 2)                                       78,396,427      113,062,823
                                                              ------------     ------------
     Total liabilities                                          97,428,385      137,814,387

Commitments and contingencies                                           --               --

Stockholders' equity:
Series A redeemable preferred stock                              1,575,000        1,575,000
Common stock no par value; 10,000,000 shares
 authorized; 4,105,517
shares issued and outstanding                                   14,032,491       14,032,491
Retained earnings                                                6,551,641        4,276,551
                                                              ------------     ------------
     Total stockholders' equity                                 22,159,132       19,884,042
                                                              ------------     ------------
                                                              $119,587,517     $157,698,429
                                                              ============     ============

                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS(Unaudited)


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                           --------------------------     ---------------------------
                                              1997           1996            1997            1996
                                           ----------     -----------     -----------     -----------
REVENUES:
Sales of equipment                         $       --     $27,275,770     $        --     $68,197,986
Gain on sale of financing transactions      3,246,815       1,147,483       7,802,535       3,189,479
Finance income                                920,513       1,188,878       3,047,406       3,640,328
Servicing related income                      652,737         475,453       2,114,813       1,141,888
Gain on sale of residuals                      93,997          75,268         324,059         361,734
Other income                                  487,803         178,767       1,223,449         477,531
                                           ----------     -----------     -----------     -----------
    Total revenues                          5,401,865      30,341,619      14,512,262      77,008,946

COSTS:
Cost of equipment sold                             --      24,109,191              --      60,632,950
Operating expenses                          2,661,232       3,731,641       7,207,385       9,567,203
Provision for losses                          921,127         611,732       1,871,451       1,238,744
Interest expense                              422,771         635,406       1,568,038       1,961,389
                                           ----------     -----------     -----------     -----------
    Total costs                             4,005,130      29,087,970      10,646,874      73,400,286

Income before income taxes                  1,396,735       1,253,649       3,865,388       3,608,660
Income taxes                                  512,604         501,460       1,500,065       1,443,464
                                           ----------     -----------     -----------     -----------
Net income                                 $  884,131     $   752,189     $ 2,365,323     $ 2,165,196
                                           ==========     ===========     ===========     ===========

Income per share                           $     0.20     $      0.17     $      0.53     $      0.48
                                           ==========     ===========     ===========     ===========
Net iincome applicable to common stock
holders                                    $  848,844     $   725,723     $ 2,275,090     $ 2,100,949
                                           ==========     ===========     ===========     ===========


Weighted average shares outstanding         4,479,000       4,520,000       4,479,000       4,493,000
                                           ==========     ===========     ===========     ===========


                       See notes to financial statements

                            ROCKFORD INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS(Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1997             1996
                                                                                  -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                        $   2,365,323      $  2,165,196
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                        420,000           229,844
   Change in lease receivable allowance                                                (389,800)          325,000
   Increase in estimated recourse obligations                                         1,868,391                --
   Gain on sale of residuals                                                           (324,059)         (361,734)
   Gain on sale of financing transactions                                            (6,904,126)       (3,189,479)
   Initial direct cost amortization                                                     940,755           990,884
   Net amortization of deferred interest income                                      (2,420,123)       (2,669,823)
   Increase in restricted cash                                                       (7,782,350)       (2,366,241)
   Change in accounts receivable and prepaid expenses                                 1,163,922       (11,499,295)
   Change in accounts payable and accrued liabilities                                  (608,853)        5,085,413
   Dividends payable                                                                     64,342                --
   Change in income taxes receivable                                                    664,869                --
   Change in income taxes payable                                                            --        (1,165,800)
   Change in deferred income taxes                                                    1,139,274          (266,743)
                                                                                  -------------      ------------
     Net cash used in operating activities                                           (9,802,435)      (12,722,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received from lessees                                                       14,234,418         6,015,259
Proceeds from sale of residuals                                                       1,265,277           831,621
Purchase of fixed assets                                                               (984,976)         (971,229)
Initial direct costs                                                                 (7,450,498)         (988,141)
Equipment purchased for lease                                                      (122,213,000)      (93,699,238)
                                                                                  -------------      ------------
     Net cash used in investing activities                                         (115,148,779)      (88,811,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse debt and securitizations                                  129,855,316        91,653,248
Proceeds from notes payable to bank                                                  79,068,600        15,658,598
Payments on notes payable to bank                                                   (87,122,675)      (11,262,249)
Proceeds from sale of common stock                                                           --            21,113
Dividends on preferred stock                                                            (90,233)          (81,891)
                                                                                  -------------      ------------
     Net cash provided by financing activities                                      121,711,008        95,988,819

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (3,240,206)       (5,545,687)
CASH AND CASH EQUIVALENTS, beginning of year                                          3,985,350         9,409,305
                                                                                  -------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                          $     745,144      $  3,863,618
                                                                                  =============      ============

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                                                 $     606,922      $  2,884,573
                                                                                  =============      ============
Interest paid                                                                     $     608,226      $    153,948
                                                                                  =============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Estimated lessee payments made directly to nonrecourse lending institutions       $  39,405,445      $ 39,832,548
                                                                                  =============      ============


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

           In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1997 and December 31, 1996, the statements of income for the three month and nine month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

           The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of September 30, 1997, and for the three-month and nine-month periods, may not be directly comparable to the prior period financial statements.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company will be required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented, which will replace disclosure currently being made for primary EPS and fully-diluted EPS. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 128 within the 1997 year-end consolidated financial statements. EPS, as computed under SFAS No. 128, is not materially different than EPS presented in the Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and 1996.

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

PRESENTATION OF FINANCIAL STATEMENTS

           The Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. SFAS No. 125 has also altered the presentation, in the Company's consolidated financial statements, of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of September 30, 1997, and for the three months and nine months then ended, may not be directly comparable to the prior period financial statements. The following pro forma statement of operations for the three months and nine months ended September 30, 1996 reflects certain reclassifications to present the results of the Company's operations for the three months and nine months ended September 30, 1996 on a basis comparable to the 1997 presentation. The reclassifications pertain to sales of equipment, cost of equipment sold, and the recording of initial direct costs and estimated bad debt expense. The provisions of SFAS No. 125 may not be applied retroactively, as a result, the accompanying pro forma information reflects only reclassification adjustments to conform presentation.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                           -------------------------------------------
                                                     PRO FORMA  RECLASSIFI-
                                            1997       1996      CATIONS         1996
                                           ------     ------     --------      -------
                                                       (IN THOUSANDS)
REVENUES:
Sales of equipment                         $   --     $   --     $ 27,276      $27,276
Gain on sale of financing transactions      3,246      1,771         (623)       1,148
Finance income                                921      1,189                     1,189
Servicing related income                      653        476           (1)         475
Gain on sale of residuals                      94         76           (1)          75
Other income                                  488        261          (82)         179
                                           ------     ------     --------      -------
    Total revenues                          5,402      3,773       26,569       30,342

COSTS:
Cost of equipment sold                         --         --       24,110       24,110
Operating expenses                          2,661      1,374        2,001        3,375
Provision for losses                          921        510          458          968
Interest expense                              423        635                       635
                                           ------     ------     --------      -------
    Total costs                             4,005      2,519       26,569       29,088

Income before income taxes                  1,397      1,254           --        1,254
Income taxes                                  513        502                       502
                                           ------     ------     --------      -------
Net income                                 $  884     $  752     $     --      $   752
                                           ======     ======     ========      =======

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS


                                               NINE MONTHS ENDED SEPTEMBER 30, 1997
                                           ---------------------------------------------
                                                      PRO FORMA  RECLASSIFI-
                                             1997       1996       CATIONS        1996
                                           -------     -------     --------      -------
                                                         (IN THOUSANDS)
REVENUES:
Sales of equipment                         $    --     $    --     $ 68,198      $68,198
Gain on sale of financing transactions       7,803       4,441       (1,252)       3,189
Finance income                               3,047       3,640           --        3,640
Servicing related income                     2,115       1,142           --        1,142
Gain on sale of residuals                      324         363           (1)         362
Other income                                 1,223         702         (225)         477
                                           -------     -------     --------      -------
    Total revenues                          14,512      10,288       66,720       77,008

COSTS:
Cost of equipment sold                          --          --       60,633       60,633
Operating expenses                           7,207       4,076        5,136        9,212
Provision for losses                         1,872         643          951        1,594
Interest expense                             1,568       1,961           --        1,961
                                           -------     -------     --------      -------
    Total costs                             10,647       6,680       66,720       73,400

Income before income taxes                   3,865       3,608           --        3,608
Income taxes                                 1,500       1,443           --        1,443
                                           -------     -------     --------      -------
Net income                                 $ 2,365     $ 2,165     $     --      $ 2,165
                                           =======     =======     ========      =======

RESULTS OF OPERATIONS

           FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased to $39.9 and $122.2 million in the three and nine month periods ended September 30, 1997 from $33.0 and $93.7 million in the three and nine month periods ended September 30, 1996. This represents an increase of 20% and 30% for the three and nine month periods ended September 30, 1997 when compared to the same prior year periods. The increases are primarily due to the benefits of an expanded sales force.

           Total revenues for the three and nine month periods ended September 30, 1997 were $5.4 and $14.5 million as compared to $30.3 and $77.0 million for the three and nine month periods ended September 30, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, total revenues for the three and nine month periods ended September 30, 1997 were $5.4 and $14.5 million as compared to $3.8 and $10.3 million for the three and nine month periods ended September 30, 1996, representing increases of 43% and 41% respectively. Such increases were primarily due to increased sales of finance contracts and higher gain margins on those sales. The improved gain margin was the result of lower cost of funds in the Company's securitization facilities and a one-time gain of approximately $900,000 from restructuring a securitization facility in the third quarter.

           Total costs for the three and nine month periods ended September 30, 1997 were $4.0 and $10.6 million as compared to $29.1 and $73.4 million for the three and nine month periods ended September 30, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, total revenues for the three and nine month periods ended September 30, 1997 were $4.0 and $10.6 million as compared to $2.5 and $6.7 million for the three and nine month periods ended September 30, 1996, representing increases of 59% for both the three and nine month periods ended. Such increases were primarily the result of increased operating expenses and provision for losses.

           On a pro forma basis, operating expenses increased to $2.7 and $7.2 millions for the three and nine month periods ended September 30, 1997 from $1.4 and $4.1 million for the three and nine month periods ended September 30, 1996. The increases were primarily due to decreased capitalization of initial direct costs and increases in volume related expenses and additional investment in the infrastructure necessary to service and support and increasing level of finance contract originations and the increased size of the securitized portfolio.

           On a pro forma basis, provision for losses increased to $0.9 and $1.9 millions for the three and nine month periods ended September 30, 1997 from $0.5 and $0.6 million for the three and nine month periods ended September 30, 1996. The increases were primarily due to an increasing level of finance contract originations and the increased size of the securitized portfolio.

           Net income was $884,000 and $2,365,000 for the three and nine month periods ended September 30, 1997 as compared to $752,000 and $2,165,000 for the three and nine month periods ended September 30, 1996, representing an increase of $132,000 or 18% and $200,000 or 9% respectively. Net income of $0.20 per share on weighted average shares outstanding of 4,479,000 was earned during the third quarter of 1997, as compared to net income of $0.17 per share on weighted average shares outstanding of 4,520,000 for the third quarter of 1996. Net income of $0.53 per share on weighted average shares outstanding of 4,479,000 was earned during the nine months ended September 30, 1997, as compared to net income of $0.48 per share on weighted average shares outstanding of 4,493,000 earned during the nine months ended September 30, 1996.

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

           In August 1997, the Company entered into an agreement with SunAmerica, Inc. that provides the Company with a three year credit facility for the securitization of up to $250 million of finance contract originations. Under this agreement, through September 30, 1997, the Company has securitized $26.7 million of its financing contracts with SunAmerica. Also under this agreement, the Company has consolidated $95.8 million of financing contracts securitized with SunAmerica under previous agreements.

           On March 27, l997 CoreStates Bank, N.A. provided the Company with a commitment under which CoreStates provides the Company with a $150 million three-year facility for the securitization of equipment finance contracts. The CoreStates facility provides financing at rates that are about 65 basis points lower than the rates previously available to the Company. Through September 30, 1997, the Company has securitized $75.0 million of its financing contracts with CoreStates.

           NONRECOURSE DEBT. Prior to the utilization of the securitization funding methodology described above, the Company's principal source of funding had been nonrecourse borrowings from institutional lenders, in connection with which the lender's recourse is to the Company's customers and to the equipment financed, not to the Company. This method of funding is still utilized by the Company for a portion of its finance contract originations. To date, the Company has been successful in attracting nonrecourse lenders and in extending the levels at which existing lenders are willing to provide nonrecourse financing. At September 30, 1997, the Company had recorded nonrecourse debt of $78 million.

           SHORT-TERM RECOURSE DEBT. The Company has also, from time to time, relied on standard recourse borrowings for the funding of a smaller, short-term portion of its financing needs. The Company has maintained a credit facility with a bank for such short-term borrowings, and under the terms of the agreement, the Company may fund certain finance contracts at rates lower per annum than available through nonrecourse financing. On February 10, 1997, the borrowing limit of this facility was increased to $30.0 million. The terms of this facility provide for advances through July 1998 and contains a feature for pricing at LIBOR plus 1 -1/2%. At September 30, 1997, the Company had $2.9 million outstanding under the Revolver.

           CASHFLOWS. The Company's cash and cash equivalents at September 30, 1997 was $0.7 million compared to $3.90 million at September 30, 1996. During the nine months ended September 30, 1997, the Company's cash position decreased by $3.2 million, reflecting the use of cash in operations and investing activities of $9.8 million and $115.1 million, respectively, and the cash provided from financing activities of $121.7 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $122.2 million and proceeds from nonrecourse debt and securitizations of $129.9 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $5.5 million during the nine months ended September 30, 1996, reflecting the use of cash in operations and investing activities of $12.7 million and $88.8 million, respectively, and the cash provided from financing activities of $96.0 million. The change in cash was primarily due to cash used to purchase equipment for financing of $93.7 million and proceeds from nonrecourse debt borrowings and securitizations of $91.7 million.

           During the nine months ended September 30, 1997, the Company's restricted cash and cash equivalents increased by $7.8 million from $6.1 million at December 31, 1996 to $13.9 million at September 30, 1997 due to increasing securitization activity and letter of credit requirements. As a result, the Company believes it will need to raise additional capital financing in the form of debt or equity in 1998.

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


Item 3 - Defaults Upon Senior Securities - Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders


Item 5 - Other Information


Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits:

           27        Financial Data Schedule


(b)  Reports on Form 8-K:
           No reports were filed on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Rockford Industries, Inc.
                                         (Registrant)

Date: November 13, 1997                  /s/ GERRY J. RICCO
                                         ---------------------------------------
                                         Gerry J. Ricco
                                         President, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)

Date: November 13, 1997                  /s/ KEVIN P. McDONNELL
                                         ---------------------------------------
                                         Kevin P. McDonnell
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                 Exhibit Index

(a) Exhibit:

    27     Financial Data Schedule
                                      -15-