Form 10-K405
period 1997-12-31
ROCKFORD INDUSTRIES INC
filed 1998-03-31
CIK 945901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-K

  (Mark One)

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from _____ to _____.


                        Commission file number 0-26324


                            ROCKFORD INDUSTRIES, INC.
                (Exact name of registrant as specified in charter)


           California                                   33-0075112
   -------------------------------                 ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification Number)


  1851 East First Street, Suite 600
        Santa Ana, California                             92705
-----------------------------------                     ----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (714) 547-7166


Securities registered pursuant to Section 12(b) of the Act:

  None

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock,
            no par value
            ------------
          (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  X   No
               -----   -----

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $16,200,000 based upon the last reported sale price of the Common Stock on NASDAQ on February 26, 1998.

As of February 26, 1998, the Registrant had 4,107,117 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of the Registrant's fiscal year.

                               TABLE OF CONTENTS


ITEM                                                                    PAGE

PART I

1.    Business.......................................................     1

2.    Properties.....................................................     7

3.    Legal Proceedings..............................................     7

4.    Submission of Matters to a Vote of Security Holders............     7

PART II

5.    Market for the Registrant's Common Equity and
      Related Stockholder Matters....................................     8

6.    Selected Financial Data........................................     9

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations............................    10

8.    Financial Statements and Supplementary Data....................    18

9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.......................................    18

PART III

10.   Directors and Executive Officers of the Registrant.............    19

11.   Executive Compensation.........................................    19

12.   Security Ownership of Certain Beneficial Owners and Management.    19

13.   Certain Relationships and Related Transactions.................    19

PART IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-k....................................................    21

      Signatures.....................................................    22

                                     PART I


ITEM 1.  BUSINESS


     References to the "Company" are to Rockford Industries, Inc., a California corporation, unless the context indicates otherwise.


General

     Rockford Industries, Inc. (the "Company") is a specialty finance company that originates or acquires, sells and services equipment leases. The underlying leases financed by the Company relate to a wide range of equipment, including medical, dental and diagnostic, computers and peripherals, computer software, telecommunications, office and other. The equipment generally has a purchase price of less than $250,000 (with an average of $23,700 as of December 31, 1997), and such leases are commonly referred to as "small ticket leases". The Company initially funds the origination of its leases through its line of credit facilities or from working capital and, upon achieving a sufficient portfolio size, sells such leases principally through its securitization programs and non recourse sales. The Company focuses on maximizing the spread between the yield on its leases and its cost of funds by obtaining favorable terms on its line of credit facilities and securitizations.

     Since its inception in 1984, the Company's strategy has been to focus its business development efforts on establishing marketing relationships with vendors and other sources of small ticket equipment, in order to establish itself as the recommended provider of financing for potential equipment purchasers. The Company customizes lease financing products to meet the specific equipment financing needs of it vendors, and in many cases, provides them with servicing and technological support. By providing vendors and their customers with timely, convenient and competitive equipment financing, the Company promotes both equipment sales by the vendor and the utilization of the Company as a financing source. The Company estimates that approximately 20% of its equipment finance contract originations during 1997 were generated from additional borrowings by existing customers.

     The Company has originated equipment finance contracts for over $596,000,000 of equipment since its founding in 1984 and has achieved significant growth in the last few years. The Company financed approximately $166,748,000 of equipment during 1997, which represented a 27.2% increase from the $131,267,000 of equipment it financed in 1996. This increase in financing volume also resulted in a 41% increase in the Company's revenues for 1997, after considering pro forma adjustments due to the mandatory adoption of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as of January 1, 1997. On a pro forma basis, assuming SFAS No. 125 was adopted as of January 1, 1996, total revenues increased from $13,557,000 in 1996 to $19,108,000 in 1997. Despite the record growth in originations, net income decreased by 8.8% from $2,318,000 in 1996 to $2,120,000 in 1997 primarily due to an increased provision for credit losses. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The Company was incorporated in California on December 27, 1984. The Company's executive office is located at 1851 East First Street, Suite 600, Santa Ana, California 92705, and its telephone number is (714) 547-7166.

     As used in this report, unless otherwise indicated, the term "Company" includes the Company's wholly-owned unconsolidated subsidiaries.


Business Strategy

     The Company's objective is to become a leading provider of financing for lower cost equipment. The Company believes that it has significant opportunities to achieve its goal, while enhancing operating efficiency, through the implementation of its business strategy, the principal components of which include the following:

     Point of Purchase Financing. The Company has made and continues to make substantial investments in information processing and delivery systems that facilitate the Company's processing of credit applications and finance contracts. These systems increase the ease with which customers do business with the Company and the attractiveness of the Company to vendors of the equipment it finances.

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

     Reduced Borrowing Costs. The Company uses several methods to fund its financing activities, including asset securitization, nonrecourse loans from institutional lenders and a revolving line of credit. Generally, asset securitization provides the Company with the lowest cost of funds. During 1997, the Company funded 77% of its total originations through its securitization program, compared to 56% in 1996.

     Pursue Strategic Acquisitions. The Company intends to pursue strategic acquisitions of businesses that will complement or expand the Company's business. The Company believes that acquisitions will enable it to expand its vendor relationships and the services it offers to customers.


Industry Overview

The equipment financing industry in the United States includes a wide range of entities that provide funding for the purchase of equipment, ranging from specialized financing companies, which focus on a particular industry or financing vehicle, to large multinational banking institutions, which offer a full panoply of financial services. According to the Equipment Leasing Association of America ("ELA"), lease financing has played a significant role in the United States economy and represented 30% of all business investment in productive assets during 1996. The ELA also estimates that approximately 80% of all United States companies finance the purchase of some or all of their equipment through lease financing.

     According to recent information available from the United States Department of Commerce ("DOC"), the annual volume of new capital equipment (measured by original equipment cost) placed on lease in the United States grew from $85 billion in 1986 to $169 billion in 1996. The DOC had estimated that the overall equipment leasing market would grow to approximately $176 billion in 1997.

     The Company is a specialty finance company providing equipment financing and related services. The Company primarily utilizes lease contracts as the financing vehicle for these equipment financings, regardless of whether the Company has a continuing economic interest in the underlying equipment. As a specialty finance company, the Company believes that it has strategically positioned itself to capitalize on the small ticket segment of the equipment leasing industry, which is one of the most rapidly growing segments of the industry in part due to (i) the consolidation of the banking industry, which has eliminated many of the smaller community banks that traditionally provided equipment financing for small to mid-size companies, forcing these businesses to seek alternative financing rather than deal with the approval process of commercial banks; (ii) stricter lending requirements of commercial banks; (iii) a trend toward instant approvals at the point of sale made possible by improved technology; (iv) the accelerating pace of research and development in the high technology medical equipment industry, which has led to a rapid introduction and enhancement of medical equipment; and (v) the decline in the price of computer hardware and software and increasing demand therefor.


Equipment Finance Contracts

     General. The Company's revenues are primarily derived from its origination and sale of equipment finance contracts pursuant to which the Company provided financing for the purchase of various types of equipment. Substantially all of the Company's finance contracts are noncancellable for a specified term during which the Company generally receives scheduled payments sufficient, in the aggregate, to cover the Company's borrowing costs and the costs of the underlying equipment, and to provide the Company with an appropriate profit margin. The initial noncancellable term of the contract is equal to or less than the equipment's estimated economic life and a small portion of the Company's equipment finance contracts provide the Company with additional revenues based on the residual value at the end of the contract. Initial terms for new equipment finance contracts generally range from 12 to 66 months. The average cost of the equipment underlying the Company's equipment finance contracts increased from an average of approximately $23,500 in 1996 to $23,700 in 1997. The number of new equipment finance contracts originated by the Company increased from 5,587 in 1996 to 7,040 in 1997.

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

     Credit Policies and Procedures. The Company has developed credit underwriting policies and procedures that management believes have been effective in the selection of creditworthy equipment lessees and in minimizing the risks of delinquencies and credit losses. The Company's underwriting guidelines generally require a credit investigation of an equipment lessee, including an analysis of personal credit of the owner who typically guarantees the lease, verification of time in business and corporate name and bank and trade references. The lease approval process begins with the submission by facsimile or electronic transmission of a credit application by a Company sales representative or directly by the lease originator. Upon receipt of a credit application, a credit analyst enters it into the Company's proprietary credit processing system. The credit profile of the potential customer is checked with commercial credit reporting agencies, such as TRW, Inc., Dun and Bradstreet and Equifax Inc., and the customer's professional status is checked in various listings with the appropriate professional organizations. The equipment type and vendor are also considered in this assessment. A credit decision can frequently be reached within one hour (more complicated transactions require three to four days, particularly if extensive due diligence is required).

     Once a determination to fund has been made, the Company requires receipt of signed lease documentation before funding. Once the equipment is shipped and installed, the vendor invoices the Company. The Company verifies that the customer has received and accepted the equipment and obtains the customer's authorization to pay the vendor. Following this telephone verification, the file is forwarded to the contract administration department for audit, booking and funding and to commence automated billing and transaction accounting procedures.

In connection with the Company's securitization programs, extensive reviews of the Company's underwriting standards and procedures are conducted by financial guaranty insurer and rating agencies.


Servicing and Administration

     Prior to 1994, the Company assigned the majority of its finance contracts to nonrecourse lenders who were also assigned the right to collect any service fee income, late fee income and/or insurance fee income associated with these contracts. The Company's asset securitization transactions give the Company the opportunity to service the portfolio of finance contracts it has originated and securitized. Servicing consists primarily of billing the equipment purchasers for each finance payment and collecting payments. Servicing securitized portfolios has generated additional revenue, including late fee income and fees for servicing securitized finance contract portfolios originated by other finance companies

     Currently, pursuant to the Company's securitization programs with SunAmerica Life Insurance Company ("SunAmerica") and CoreStates Bank, N.A. ("CoreStates"), the Company is entitled to receive a fee for servicing the securitized contract portfolios. This fee is paid monthly and is calculated based on 0.5% per annum of the outstanding principal balance due under the contracts. Late fees are charged on overdue payments and are typically 10% of the payment amount. In addition, the Company's finance contracts require that its customers carry fire, theft and casualty insurance on the equipment financed and customers have also requested that the Company offer life and disability insurance with respect to their finance contracts. As of December 31, 1997, the Company had a servicing portfolio of $198.0 million.

     The small ticket leasing industry is operationally intensive due, in part, to the small average lease size. Accordingly, state-of-the-art technology is critical in keeping servicing costs to a minimum and providing quality customer service. Recognizing the importance of servicing, the Company utilizes a lease administration system tailored to support the Company's technological needs. The system handles application tracking, invoicing, payment processing, automated collection queuing, portfolio evaluation, cash forecasting and report writing. The system is linked with a lockbox bank account for payment processing and provides for direct withdrawal of lease payments. The system also allows users to view all lease documents on-line.


Portfolio Diversity

     From 1993 through 1997, the Company originated approximately 21,400 finance contracts. During this period, most of the Company's financing contracts have been with a variety of medical professionals, including physicians, dentists, optometrists, chiropractors and home healthcare providers and also with outpatient medical centers. Over the past two years, the Company has recently expanded its business into the financing of small ticket general business and other non-medical equipment.

     While no individual customer accounted for more than 2.5% of the Company's financing originations in 1997, certain types of customers are more prominent than others. Finance contract originations in 1997 can be categorized by business type as follows: medical doctors, 40.0%; other healthcare providers, 23.2%; and general business, 36.8%.

     In addition to the diversity of the types of business served by the Company, the equipment finance contracts originated have covered a diverse range of high-technology medical diagnostic, therapeutic, surgical and related equipment provided by over 1,100 vendors. Finance contract originations in 1997 can be categorized by equipment type as follows: medical 49%; computer, 25.2%; and general equipment, 25.8%.


Residual Values

     Equipment financing provided by the Company is generally structured such that the full cost of the equipment and all financing costs are repaid during the initial financing term. Of the equipment finance contracts originated by the Company and outstanding as of December 31, 1997, 90% (as measured by net investment) bore no residual value on the Company's books, generally because they granted the customer a purchase option at a nominal price or required the contract customer to purchase the equipment at a fixed price at the end of the contract term. The balance of the contracts originated by the Company and outstanding at December 31, l997, bore an estimated aggregate of $3,473,000 residual value, net of unearned income and valuation allowance.

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

     Upon the expiration of an equipment finance contract for which a residual value has been recorded, the original contract customer will: (i) purchase the equipment outright; (ii) extend the contract for an additional term; or (iii) return the equipment to the Company. Should the equipment be returned to the Company, the Company generally would seek to sell or refinance it. The Company reviews, on a quarterly basis, the residual value estimates recorded on its books based on its own analysis and prevailing market data. Under generally accepted accounting principles, any downward revision would result in an immediate charge to reserves or earnings, while an upward revision may not be recorded until actually realized as a gain. At the end of the initial contract term, when the equipment is either sold or refinanced, the amount by which the net proceeds exceed or fall short of the residual value is recorded as a gain or loss. When a new finance contract is entered into for such equipment at a gain, the Company recognizes the gain ratably over the new contract term.

     The Company's results of operations depend in part upon its ability to realize the residual equipment value reflected on its balance sheet as net investment in direct financing leases. The balance of the contracts originated by the Company and outstanding at December 31, 1997, bore an aggregate of $3,473,000 residual value, net of unearned income and valuation allowance, representing approximately 2.9% of the Company's total assets at December 31, 1997. The Company has historically realized proceeds, with respect to residuals applicable to finance contract maturities, which are approximately equivalent to the original recorded residual value.


Delinquencies

      Delinquencies Relating to Contracts Serviced by the Company. The Company's portfolio (comprised principally of equipment finance contracts securitized or funded by the Company through a revolving line of credit facility (the "Revolver") or by cash and held or warehoused by the Company on a full recourse basis) is comprised primarily of medical equipment finance contracts entered into with physicians and other medical professionals. The Company believes that its specialization in medical equipment financing provides it with advantages in the lower-priced equipment markets in controlling the delinquencies and minimizing the losses in its contract portfolio, since health care practitioners generally have higher incomes, making default rates relatively low. As the Company's portfolio matured, its delinquency rate (payments more than thirty days past due) rose from 4.5% at December 31, 1996 to 4.6% at December 31, 1997, net of fully reserved contracts. The Company has reviewed the 1996 ELA Industry Survey and, based upon the information contained in that survey, believes that the Company's delinquencies and credit loss rates compare favorably to industry norms. There can be no assurance that, as the Company's portfolio increases, it will be able to sustain favorable levels of delinquencies.

     Delinquencies Relating to Contracts Held by the Company's Lenders. The Company sells or discounts on a nonrecourse basis or through its securitization programs a portion of the equipment finance contracts it originates; consequently, the Company has historically borne minimal credit risk on those contracts. However, in an effort to foster strong relationships with its lenders, the Company assists its nonrecourse lenders with collection matters and endeavors to stay informed about the performance of the equipment finance contracts originated by the Company and held in the lenders' portfolios. Based on delinquency reports and credit loss information provided by many of the Company's nonrecourse lenders, the Company believes that the portfolio of equipment finance contracts which it has assigned to nonrecourse lenders has experienced delinquency and credit loss percentages similar to those experienced in the industry.

     Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts in connection with payments due under equipment finance contracts held in the Company's portfolio at a level which the Company deems sufficient to meet future asset writedowns, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the Company's historical loss experience. There can be no assurance that this allowance will prove to be adequate. Although the Company attempts to mitigate its credit risk through the use of a variety of commercial credit reporting agencies when processing the finance contract applications of its customers and through various forms of nonrecourse financing, failure of the Company's customers to make scheduled payments under their equipment finance contracts could require the Company to forfeit its residual interest, if any, in the underlying equipment, to make payments in connection with the recourse portion of its borrowings and to forfeit cash collateral pledged as security in connection with the Company's asset securitizations. Credit losses on the contracts maintained by the Company in its owned or serviced portfolio have amounted to approximately
1.0 % and 0.6% of the Company's average receivables outstanding under its contracts for 1997 and 1996, respectively. Any increase in such loss or in the rate of payment defaults under any of the equipment finance contracts originated by the Company could adversely affect the Company's ability to obtain additional funding or to complete additional asset securitizations.

     Estimated Recourse Obligations. As part of the sale and securitization of direct finance leases, the Company writes a put option in the form of a recourse obligation. This recourse obligation is recorded at its estimated fair value. Although management uses the best information available to make these estimates, future adjustments to the obligation may be necessary due to economic, operating and other conditions that may be beyond the Company's control. Actual results could differ from those estimates.


Funding Sources

     The principal source of funding for the Company's financing transactions are asset securitization programs with both SunAmerica and CoreStates backed by pools of the Company's equipment finance contracts. In addition, the Company obtains funding for financing transactions from nonrecourse loans made by institutional lenders and, to a lesser extent, recourse borrowings under the Company's line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Sales and Marketing

     The Company conducts its sales and marketing activities primarily through 59 exclusive independent or salaried sales representatives who are highly incentivized through the Company's compensation program and who average over 10 years of industry experience. These sales representatives, along with 29 marketing support employees, work out of 31 regional locations which operate in 16 states. The Company's independent sales representatives and marketing staff focus on establishing formal and informal relationships with equipment vendors. The primary objectives of these relationships are to promote the vendors' equipment sales by providing timely, convenient and competitive financing for their equipment sales as well as the utilization of the Company as a financing source.

     Services provided by the Company include structuring the financing to meet the needs of equipment vendors and purchasers, training vendors' sales and marketing staffs to market the Company's various lease funding programs, and customizing financial products to encourage equipment sales. In most cases, the Company's sales representatives also work directly with equipment purchasers, providing them with the guidance necessary to complete the equipment financing transaction.


Competition

     The Company operates in a highly competitive environment. The Company competes with a number of national, regional and local finance companies, including those which, similar to the Company, specialize in the financing of small ticket equipment, for customers, relationships with equipment manufacturers, vendors and distributors, financing sources and sales and other personnel. In addition, the Company's competitors include those equipment manufacturers which finance the sale or lease of their products themselves, other traditional types of financial services companies, such as commercial banks and savings and loan associations, and conventional finance and leasing companies, all of which provide financing for the purchase of medical and medical-related equipment. The Company competes on the basis of conveniences with vendors and knowledge of vendors' products, responsiveness to customer needs, flexibility in structuring lease transactions and price. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, and operational resources than the Company. Moreover, the Company's future profitability will be directly related to the Company's ability to access capital funding and to obtain favorable funding rates as compared to the access to capital and costs of capital available to its competitors. The Company's competitors and potential competitors include many larger, more established companies that have a lower cost of funds than the Company and access to capital markets and to other funding sources which may be unavailable to the Company. There can be no assurance that the Company will be able to continue to compete successfully in its targeted market.


Equal Credit Opportunity Act

     Pursuant to the terms and conditions of agreements entered into by the Company and certain of its nonrecourse lenders, the Company is required to comply with the Equal Credit Opportunity Act ("ECOA"). Pursuant to the terms of the ECOA, creditors, such as the Company, are required to give all credit applicants notice of their right to receive a written statement of reasons if their application for credit is denied, unless the applicant had gross revenues exceeding $1,000,000 during its last fiscal year. Creditors are also required to give oral or written notice of a credit denial within 30 days after receipt of completed application (or a "reasonable time" thereafter for applicants whose gross revenues exceed $1,000,000 during its last fiscal year).


Employees

     As of December 31, 1997, the Company employed 121 persons. Of these employees, 12 are principally engaged in management, 37 are engaged in operations and collections, 27 are engaged in accounting and administration and 45 are engaged in sales and marketing (not including 38 exclusive independent sales representatives). None of the Company's employees is represented by a labor union. The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES

     The Company owns no real property and leases all of its offices. The Company occupies approximately 18,800 square feet of office space at its executive offices in Santa Ana, California. The original lease term is for a period of five years ending October 31, 1999, at a current rent of approximately $29,000 per month. The lease is extendable, at the option of the Company, for a period of five years, at a rental rate of 95% of the estimated prevailing market rate.

     Space for branch sales offices is generally leased from buildings that provide executive suite arrangements under leases of one year or less in duration. As of December 31, 1997, the Company maintained 40 sales branch locations operating in 16 states throughout the United States. Aggregate rental expense for the corporate headquarters and the regional sales offices was $707,000 for the fiscal year ended December 31, 1997. In total, the Company leases an aggregate of approximately 33,700 square feet of office space. The Company believes that these facilities are adequate to meet its current needs and will be adding space as necessary in the future.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation or legal proceedings, or to the best of its knowledge any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on the results of operations or financial condition of the Company.


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


                                                  High         Low
                                                ---------   ---------
YEAR ENDED DECEMBER 31, 1996
----------------------------
  First Quarter............................        17.500       8.750
  Second Quarter...........................        20.250      15.000
  Third Quarter............................        19.750      13.250
  Fourth Quarter...........................        24.000      10.000

YEAR ENDED DECEMBER 31, 1997
----------------------------
  First Quarter............................        11.875       7.000
  Second Quarter...........................         9.875       6.125
  Third Quarter............................        11.625       7.500
  Fourth Quarter...........................        12.250       7.500



Dividend Policy

     During its status as an S Corporation which ended on December 31, 1994, the Company distributed to its shareholders certain cash dividends. Except for such distributions, the Company has not paid dividends on its Common Stock since its inception and does not intend to make any further distributions or to pay any dividends on its Common Stock in the foreseeable future. The holder of the Company's outstanding Series A Preferred Stock is entitled to receive cumulative dividends, payable quarterly out of funds legally available commencing on August 31, 1995, at the annual rate of 4% of the par value of the Series A Preferred Stock until May 31, 1996, 6% of the par value until May 31, 1997 and 8% of the par value thereafter, each of which is subject to an increase by 1% should the Company default in its payment obligations for two consecutive quarters until the overdue amounts are paid. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business, except to the extent required to satisfy its obligations under the terms of the Series A Preferred Stock. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other relevant factors. In addition, the Company's ability to pay cash dividends to holders of Common Stock is subject to the terms of the outstanding shares of Series A Preferred Stock. Such terms include preferences in payment of cash dividends, and if the Company shall be in arrears on one or more quarterly dividend payments or shall have failed to redeem the Series A Preferred Stock when required to so redeem, the Company may not declare or pay any dividends to holders of Common Stock. The Company is also subject to certain other restrictions pursuant to the terms of the Revolver, including the maintenance of minimum levels of tangible net worth which have the effect of limiting the payment of cash dividends to holders of Common Stock.


Holders

     As of December 31, 1997, there were approximately 600 beneficial holders and 26 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                  1997       1996       1995       1994       1993
                                                                --------   --------   --------   --------   --------
                                                                         (in thousands, except per share data)
Statement of Operations Data:
Revenues......................................................  $ 19,108    $104,539  $ 74,330   $ 54,351   $ 40,702
Costs.........................................................     2,032      85,380    61,206     46,745     35,377
Gross profit..................................................    17,076      19,159    13,124      7,606      5,325
Selling, general and administrative expenses..................    13,613      15,296     9,637      6,056      4,229
Income before income taxes....................................     3,463       3,863     3,487      1,550      1,096
Income taxes (1)..............................................     1,343       1,545     1,395      1,845         28
Net income (loss).............................................     2,120       2,318     2,092       (295)     1,068
Basic net income per share (2)................................      0.49        0.54      0.64          -          -
Diluted net income per share (2)..............................      0.48        0.52      0.60          -          -

Pro Forma Statement of Operations Data (3):
      Historical income before income taxes...................                                   $  1,550   $  1,096
      Pro forma provision for income taxes....................                                        620        438
      Pro forma net income....................................                                        930        658
      Pro forma net income per share (2)......................                                        .38        .27

Weighted average common shares outstanding:
     Basic....................................................     4,106       4,103     3,219      2,454      2,454
     Diluted..................................................     4,441       4,452     3,504      2,454      2,454
Other Data:
Cost of equipment financed....................................  $166,748    $131,267  $ 87,881    $63,579    $48,798
Number of financed contracts..................................     7,040       5,587     3,426      3,122      2,208

                                                                                    DECEMBER 31,
                                                                   1997       1996       1995       1994       1993
                                                                 --------   --------   --------   --------   --------
                                                                                   (in thousands)
Balance Sheet Data:
Total assets.................................................    $125,067   $157,698   $184,658   $129,542   $98,041
Total liabilities (4)........................................     103,176    137,814    167,014    126,732    94,516
Total shareholders' equity...................................      21,891     19,884     17,644      2,810     3,525

__________

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

(2) Historical net income per share has not been shown prior to the Company's election to be taxed as a C Corporation on December 31, 1994, because it is not indicative of the Company's ongoing operations. Pro forma net income per share is shown for prior periods.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


Customer Finance Contract Accounting

     The Company primarily structures equipment financing transactions with its customers which are classified for accounting purposes as direct finance leases. The Company may sell these contracts in bulk to nonrecourse lenders or securitize these contracts, at which time the Company relinquishes control over such contracts.

     Presentation of Financial Statements. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was amended by SFAS No. 127, as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. With the implementation of SFAS No. 125, the Company has altered the presentation in the Company's consolidated financial statements of revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, certain aspects of the Company's financial statements as of December 31, 1997 and for the year then ended may not be directly comparable to the prior year financial statements. Retroactive implementation of SFAS 125 was not permitted. The following pro forma financial statement of operations for the year ended December 31, 1996 reflects certain reclassifications to present the results of the Company's operations for the year ended December 31, 1996 on a basis comparable to the 1997 presentation. The reclassifications pertain to sales of equipment, cost of equipment sold and the recording of initial direct costs and estimated bad debt expense. The accompanying pro forma information reflects only reclassification adjustments to conform presentation for comparison purposes.


                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                         Pro Forma   Reclassifi-    Actual
                                                1997       1996        cations       1996
                                              --------   ---------   ----------    --------
                                                             (in thousands)
REVENUES:
Sales of equipment..........................   $     -    $      -    $  93,613    $ 93,613
Gain on sale of financing transactions......    10,027       5,728       (2,321)      3,407
Finance income..............................     4,088       4,636                    4,636
Servicing related income....................     2,652       1,712                    1,712
Other income................................     2,341       1,481         (310)      1,171
                                               -------     -------    ---------    --------
     Total  revenues........................    19,108      13,557       90,982     104,539

COSTS:
Cost of equipment sold......................         -           -       82,923      82,923
Interest expense............................     2,032       2,457                    2,457
                                               -------     -------    ---------    --------
     Total costs............................     2,032       2,457       82,923      85,380

GROSS PROFIT................................    17,076      11,100        8,059      19,159

SELLING, GENERAL & ADMINISTRATIVE EXPENSES..    10,792       5,932        7,122      13,054
PROVISION FOR CREDIT LOSSES.................     2,821       1,305          937       2,242
                                               -------     -------    ---------    --------
     Total expenses.........................    13,613       7,237        8,059      15,296

INCOME BEFORE TAXES.........................     3,463       3,863            -       3,863

INCOME TAXES................................     1,343       1,545            -       1,545
                                               -------     -------    ---------    --------

NET INCOME..................................   $ 2,120     $ 2,318    $       -    $  2,318
                                               =======     =======    =========    ========

     Equipment Sales. For leases in which the Company does not retain a continuing economic interest at origination, sales are recognized upon consummation of the lease assignment to the nonrecourse lender. The Company does not retain a continuing economic interest in the transaction when the following criteria are met: (i) at the time of origination, the transaction was assigned on a nonrecourse basis to a third party, (ii) the Company had no residual interest in the underlying transaction, and (iii) all rights to the underlying payment stream and equipment were transferred to the third party assignee (nonrecourse lender). For sales recognized prior to the implementation of SFAS No. 125, the discounted value of aggregate lease payments is recorded as discounted lease rentals assigned to lenders and sales of equipment and the equipment cost is recorded as cost of sales. The related obligation resulting from this discounting of the leases is recorded as nonrecourse debt. The related interest income and expense for transactions recorded as sales are netted and included in finance income. Subsequent to the Company's adoption of SFAS No. 125 as of January 1, 1997, the difference between the discounted value of aggregate lease payments due under lease contract and the equipment cost is recognized as gain or loss on sale of financing transactions.

     Direct Finance Leases. Equipment financing transactions are classified as direct finance leases when the Company retains a continuing economic interest in the underlying finance contract which results from funding the transaction with recourse debt or the Company's own working capital. Additionally, collectibility of the contract payments must be reasonably certain and the transaction must meet at least one of the following criteria: (i) the contract transfers ownership of the equipment to the customer at the end of the contract term, (ii) the contract contains a bargain purchase option, (iii) the contract term at inception is at least 75% of the estimated economic life of the financed equipment, or (iv) the present value of the minimum payments required of the customer is at least 90% of the fair market value of the equipment at the inception of the contract. For direct finance leases, the Company records the total contract payments, estimated unguaranteed residual value and initial direct costs (consisting of sales commissions, referral fees and other origination costs) as the gross investment in the direct finance lease. The difference between the gross investment in the direct finance lease and the cost to the Company of the equipment being financed is recorded as unearned income. Interest income is recognized over the term of the contract by amortizing the unearned income using the interest method. Cash proceeds from a funding source are recorded as nonrecourse debt or additions to notes payable to bank, depending on the source of the funding. Interest expense is recognized over the term of the contract using the respective discount rates of the Company's nonrecourse lenders or the interest rate applicable to the Company's line of credit. Included in net investment in direct finance leases at December 31, 1997 and 1996 are those transactions transferred prior to the adoption of SFAS No. 125 where the Company has a continuing economic interest in the lease.

     Gain on Sale of Financing Transactions. Subsequent to origination, the Company may sell its investment in direct finance leases in bulk to nonrecourse lenders or securitize these contracts, at which time the Company relinquishes any control over such contracts. The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the total of the unamortized net investment balance, fair value of estimated recourse obligation and accrued letter of credit fees is recorded as gain on sale of financing transactions. The present value of the Company's retained interest in the unguaranteed residual value of the equipment under lease remains on the consolidated balance sheet, classified as net investment in direct finance leases.

     In connection with these securitization transactions, the Company is required to originate and maintain a letter of credit with a qualifying financial institution. Such letter of credit serves as a credit enhancement for the related trust. Withdrawals on the letter of credit are required in the event of shortfalls in amounts due to investors. All projected costs of origination and maintaining the letter of credit are accrued in the period in which the securitization closes. As collateral for the letter of credit, the Company initially deposits cash with the issuing bank. The amount set aside is available for distribution to the issuing bank in the event of withdrawals on the letter of credit. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made by the Company, and, at termination of the related trust, any remaining amounts on deposit are distributed to the Company. The amount on deposit at December 31, 1997 and 1996 is classified as restricted cash on the Company's consolidated balance sheet.

     As part of the sale and securitization of direct finance leases, the Company writes a put option in the form of a recourse obligation. For transactions originated subsequent to the implementation of SFAS No. 125, this recourse obligation is recorded at its estimated fair value. Although management uses the best information available to make these estimates, future adjustments to the obligation may be necessary due to economic, operating and other conditions that may be beyond the Company's control. Actual results could differ from those estimates.

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


Results of Operations

Years Ended December 31, 1997 and 1996

     Finance Contract Originations. Finance contract originations increased by approximately $35.4 million or 27% to $166.7 million for the year ended December 31,1997 from $131.3 million for the year ended December 31, l996, principally due to significant investments in both personnel and systems allowing further penetration into all targeted market niches: healthcare, information technology, telecommunications and office products.

     Revenues. Total revenues recognized for the year ended December 31, 1997 were $19.1 million compared to $104.5 million for the year ended December 31, 1996. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, assuming SFAS No. 125 had been adopted as of January 1, 1996, total revenues for the year ended December 31, 1997 were $19.1 million compared to $13.5 million for the year ended December 31, 1996 which represents an increase of $5.6 million, or 41%. This pro forma increase was primarily due to increased sales of finance contracts and higher gain margins on those sales. The improved gain margin was the result of lower cost of funds on the Company's securitization facilities and a one-time gain of approximately $900,000 from restructuring a securitization facility in the third quarter, as well as an increase in servicing fees and other income associated with servicing the securitized portfolio.

     Gross Profit. Total gross profit realized for the year ended December 31, 1997 was $17.1 million compared to $19.2 million for the year ended December 31, 1996, which represented a decrease of $2.1 million. This decrease is due to the adoption of SFAS No. 125 as of January 1, 1997. On a pro forma basis, assuming SFAS No. 125 had been adopted as of January 1, 1996, gross profit for the year ended December 31, 1997 was $17.1 million compared to $11.1 million for the year ended December 31, 1996 which represents an increase of $6.0 million, or 54.1%. This pro forma increase was primarily due to the increase in finance contract originations, gains on sale of financing transactions, and from an increase of other income, such as servicing fees.

     Gross Profit Percentage. On a pro forma basis, assuming SFAS No. 125 had been adopted as of January 1, 1996, gross profit as a percentage of revenues increased to 89.4% in 1997 from 81.9% in l996. The gross profit percentage was positively impacted by gains on sales of financing transactions, by other income, including servicing fees, associated with an increase in the size of the portfolio of finance contracts serviced by the Company and by reduced funding through nonrecourse debt which resulted in a decrease in interest expense.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1997 were $10.8 million as compared to $13.1 million in 1996, representing a decrease of $2.3 million or 17.6%. The decrease was primarily due to substantial investments in automated systems during 1996 and 1997 which have resulted in productivity and processing efficiencies thereby allowing the Company to increase origination volume with a minimal increase in personnel for credit and documentation. The investment in systems enabled electronic applications, electronic proposal generators and expanded financing programs as well as development of a Wide Area Network establishing an electronic link between the credit, documentation and sales functions.

     Provision for Credit Losses. The provision for credit losses were $2.8 million in 1997 as compared to $2.2 million in 1996, representing an increase of $600,000 or 27.2%. This increase stems primarily from an increase in the Company's delinquency rate (payments more than 30 days past due) from 5.8% to 6.2% at December 31, 1996 and 1997, respectively, inclusive of fully reserved contracts. Additionally, for transactions securitized subsequent to January 1, 1997, SFAS 125 requires the Company to record its estimated recourse obligations under its securitization agreements at the time of recording the gain on sale of financing transactions. In the aggregate, the Company's provision for estimated credit losses for the year ended December 31, 1997 was $4.9 million, or 2.9% of originations, compared to $2.2 million or 2% of originations for the year ended December 31, 1996, representing an increase of $2.7 million or 122.7%. Although management uses the best information available to make these estimates, future adjustments may be necessary due to economic, operating and other conditions that may be beyond the Company's control. Actual results could differ from these estimates.

     Net Income.   Income before taxes was $3.5 million for the year ended
December 31, 1997 as compared to $3.9 million for the prior year, representing a decrease of $0.4 million. The effective income tax rate remained consistent for the comparative periods shown, decreasing to 39% for 1997 from 40% for 1996. Net income decreased by $0.2 million or 8.5% to $2.1 million for 1997 from $2.3 million for 1996. Basic net income of $0.49 per share on weighted average shares outstanding of 4,106,000 was earned during 1997, as compared to basic net income of $0.54 per share on weighted average shares outstanding of 4,103,000 for 1996. Diluted net income of $0.48 per share on weighted average shares outstanding of 4,441,000 was earned during 1997, as compared to diluted net income of $0.52 per share on weighted average shares outstanding of 4,452,000 for 1996. The number of the Company's outstanding shares increased during 1997 by 1,600 due to the exercise of stock options.


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

     Selling, General, Administrative Expenses, and Provision for Credit Losses. Selling, general, administrative expenses, and provision for credit losses in 1996 were $15.3 million as compared to $9.6 million in 1995, representing an increase of $5.7 million or 58.7%, which increase was primarily due to volume related expenses associated with increased contract originations, increases in legal and professional expenses associated with the Company's first year being publicly traded, additional capitalized systems costs and related systems support expenses, and additional provision for bad debt resulting from an increase in customer delinquencies which continue to compare favorably to industry norms. As a percentage of revenues, these expenses amounted to 14.6% in 1996, as compared to 13.0% in 1995 which was principally due to a higher percentage of gains on sales of financing transactions in 1996 as compared to the prior year.

      Net Income. Income before taxes was $3.9 million for the year ended December 31, 1996 as compared to $3.5 million for the prior year. The effective income tax rate of 40% remained constant for the comparative periods shown. Net income increased by $0.2 million or 10.8% to $2.3 million for 1996 from $2.1 million for 1995. Basic net income of $0.52 per share on weighted average shares outstanding of 4,103,000 was earned during 1996, as compared to basic net income of $0.60 per share on weighted average shares outstanding of 3,219,000 for 1995. Diluted net income of $0.52 per share on weighted average shares outstanding of 4,452,000 was earned during 1996, as compared to diluted net income of $0.60 per share on weighted average shares outstanding of 3,504,000 for 1995. The number of the Company's outstanding shares increased during 1996 by 4,017 due to the exercise of stock options.


Liquidity and Capital Resources

     Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are: (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica and CoreStates, pursuant to the terms of each securitization arrangement; (ii) nonrecourse borrowings from institutional lenders; and (iii) standard recourse borrowings under its $17.0 million revolving and $7.0 million working capital lines of credit used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts.

     Securitization Facilities. Asset securitization is a process in which a pool of equipment finance contracts is transferred to a wholly-owned special-purpose entity which, in turn, transfers the contracts and the payments due thereunder to a trust which issues trust certificates to investors relating to the contract pool. The source of repayment for the trust certificates is the stream of payments which are made on the equipment finance contracts included in the corresponding pool of transferred contracts. In addition, the special purpose entity pledges, as collateral to support payment of the trust certificates, the equipment underlying the equipment finance contracts in each pool. To the extent adequate payments on the trust certificates are not realized by the investor, the investor (as opposed to the special purpose entity) has the right to the residual value, if any, of the equipment underlying the contracts in the pool should such equipment be resold. The Company provides credit enhancement by maintaining, in the case of the Company's securitization program, a letter of credit in connection with each transaction under the securitization program. In connection with the securitization programs, the Company receives a service fee from the certificate holder.

      In connection with these securitization transactions, the Company is required to originate and maintain a letter of credit with a qualifying financial institution. Such letter of credit serves as credit enhancement for the related trust. Withdrawals on the letter of credit are required in the event of shortfalls in amounts due to investors. All projected costs of origination and maintaining the letter of credit are accrued in the period in which the securitization closes. As collateral for the letter of credit, the Company initially deposits cash with the issuing bank. The amount set aside is available for distribution to the issuing bank in the event of withdrawals on the letter of credit. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company, and, at termination of the related trust, any remaining amounts on deposit are distributed to the Company. The amount on deposit at December 31, 1997 and 1996 is classified as restricted cash in the accompanying consolidated balance sheets.

      In August 1997, the Company and SunAmerica amended an agreement pursuant to which SunAmerica agreed to purchase up to $250.0 million in principal amount of trust certificates. This agreement, as amended with SunAmerica expires on August 28, 2000. During 1997, the Company securitized $47.0 million of its financing contracts with SunAmerica. Also under this amended agreement, the Company has consolidated $95.8 million of financing contracts securitized with SunAmerica under the previous agreement. In connection with the securitization program with SunAmerica, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of SunAmerica. In consideration for servicing these contract pools, the Company receives a service fee from SunAmerica.

      In March 1997, the Company entered into an agreement with CoreStates that provides the Company with a credit facility for the securitization of up to $150 million of finance contract obligations and provides financing at rates that are approximately 65 basis points lower than the rates previously available to the Company. Under this agreement, during December 31, 1997, the Company securitized $81.5 million of it financing contracts with CoreStates.

      The Company's ability to complete additional asset securitizations will depend upon a number of factors, including general conditions in the credit markets and the financial performance of already outstanding asset-backed securities issued by the Company or others. There can be no assurance that the Company will be able to continue to arrange securitization agreements.

      Nonrecourse Debt. Prior to the utilization of the securitization funding methodology described above, the Company's principal source of funding had been nonrecourse borrowings from institutional lenders. Under a nonrecourse loan, the Company borrows an amount from the institutional lender equal to the present value of the payments due from the borrowers discounted at a fixed rate of interest. The lender receives the payments due to the Company under the particular finance contract in repayment of the nonrecourse debt, and takes a security interest in the related equipment. The Company generally retains ownership of the equipment during the term of the finance contract, subject to the lender's security interest. Interest rates under this type of financing are negotiated with each lender and reflect the financial condition of the equipment finance customer, the term of the equipment finance contract and the dollar amount being financed. The Company is not liable for the repayment of nonrecourse loans unless the Company breaches certain limited representations and warranties set forth in its loan agreements with the institutional lenders. The Company's nonrecourse lenders assume the credit risk of each finance contract assigned to them by the Company, and their only recourse, upon a default under a finance contract, is against the customers and the financed equipment.

      This method of funding is still utilized by the Company for a portion of its finance contract originations. To date, the Company has been successful in attracting nonrecourse lenders and in extending the levels at which existing lenders are willing to provide nonrecourse financing. At December 31, 1997, the Company had recorded nonrecourse debt of $69.0 million from various institutional lenders related to transactions recorded prior to January 1, 1997. Each of these lenders has entered into funding arrangements with the Company and agreements relating thereto which set forth the general terms and conditions regulating the Company's borrowings from such lenders. Each of such arrangements require that the noncancellable payments due to the Company under equipment finance contracts funded by borrowings from such lenders be assigned by the Company to the lenders as payment of the principal and interest on such borrowed funds. The agreements also provide credit guidelines to assess the credit quality of a potential customer and the interest rate to be charged by the Company to its customers, depending upon the type of transaction. Certain of such arrangements regarding the funding of the Company's future equipment finance contracts (but not as they relate to outstanding borrowings from such lenders) are terminable at any time by either party upon thirty-days to sixty-days written notice. Certain lenders may, at their discretion, provide the Company with funding for equipment finance contracts which do not meet their credit guidelines if the Company deposits an amount equal to a designated portion of the payments to be made by its customers under such contracts into a reserve account as security for defaults by such customers. If any of its nonrecourse lenders should terminate its lending relationship with the Company, the Company believes that it would be able to enter into a comparable lending relationship with another nonrecourse lender on substantially similar terms, if necessary.

      Short-Term Recourse Debt. The Company has maintained the Revolver and a working capital facility with a bank which it uses from time to time for the funding of certain of its financing and equipment transactions. On November 21, 1997, this credit facility was restructured to decrease the borrowing limit on the line of credit to $17.0 from $30.0, eliminate the $5.0 million overdraft protection facility and provide for an additional $7.0 million working capital line of credit. The Revolver provides for advances through August 1998 and contains a feature for pricing at LIBOR plus 1 1/2%. The working capital line provides for advances through August 1998 and contains a feature for pricing at the Bank's overnight borrowing rate plus 2%. At December 31, 1997, the Company had $15.9 million outstanding under these credit facilities.

      Under these credit facilities, the Company may convert borrowings to term loans subject to certain conditions. The credit facilities are collateralized by the finance contracts assigned to the bank simultaneously with each advance and provides the bank with full recourse against the Company should the collateral prove to be insufficient. The credit facilities contain various covenants, including those requiring the Company to maintain certain levels of tangible net worth and debt ratios. The Company was in compliance with these covenants at December 31, 1997. The Company believes it would be able to enter into other lines of credit on terms substantially similar to the terms of the existing credit facilities, if necessary.

      Cash Flows. The Company's cash and cash equivalents at December 31, 1997 was $1.1 million compared to $4.0 million at December 31, 1996. During the year ended December 31, 1997 the Company's cash position decreased by $2.9 million, reflecting the use of cash in operations of $24.3 million and the cash provided by investing and financing activities respectively, of $16.6 million and $4.8 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $166.7 million, gains on sale of financing transactions of $10.0 million, an increase in restricted cash of $9.5 million, increase in notes payable to bank of $4.9 million (net of proceeds of $160.3 million), and proceeds and payments from sales and assignments of leases of $192.2 million, which was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $5.4 million during the year ended December 31, 1996, reflecting the use of cash in operations and investing activities of $6.8 million and $68.3 million, respectively, and the cash provided from financing activities of $69.7 million. The change in cash was primarily due to cash used to purchase equipment for financing of $131.3 million, increases in receivables and prepaids of $6.2 million, an increase in notes payable to bank of $11.0 million (net of proceeds of $17.6 million), proceeds and payments from sales and assignments of leases of $57.2 million from nonrecourse debt of $58.8 million.

      In order to meet its operating, investing and financing needs for the next twelve months, in addition to existing cash balances, cash flows from activities, proceeds from securitization arrangements, nonrecourse assignments and bank credit lines, the Company may need to seek additional capital through incurrence of additional indebtedness or the issuance of common or preferred stock, depending on market conditions.


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


Recently Issued Accounting Standards

      In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

Year 2000 Compliance

      The Company recognizes that the arrival of the Year 2000 poses a unique worldwide challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing.

      The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


Safe Harbor Statement

      Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations regarding reductions in cost of funds, plans to increase market share, plans to enter new markets, and the impact of SFAS No. 125 are forward looking statements that involve risks and uncertainties. These include but are not limited to (i) reducing borrowing costs by expanding the Company's asset-backed securitization funding program; (ii) increasing origination of equipment finance contracts by maintaining and expanding strategic relationships with vendors of medical and medical-related equipment; (iii) increasing business with high volume vendors; (iv) increasing its financing of non-medical equipment; (v) expanding into new market niches and the international market; (vi) reducing indirect costs associated with the Company's financings; (vii) minimizing delinquencies relating to contracts retained and serviced by the Company, as well as contracts held by the Company's lenders; (viii) the Company's ability to realize the residual equipment value reflected on its balance sheet; (ix) maintaining a diverse base of customers to which the Company provides equipment financing; (x) successfully enlarging the Company's sales force and the Company's geographic penetration of the medical equipment market; and (xi) the size and growth rate of the medical equipment leasing industry. The historical results acheived are not necessarily indicative of future prospects of the Company.

      The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that the Company will continue to finance equipment on a regular and predictable basis, that competitive conditions within the equipment financing market will not change materially or adversely, that the equipment financing market will continue to experience steady growth, that demand for the Company's financing will remain strong, that the Company will retain existing sales representatives and key management personnel, that the Company's will accurately anticipate market demand that planned financing arrangements will be completed satisfactorily and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward looking statements will be realized. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.

ITEM 8. SEE CONSOLIDATED FINANCIAL STATEMENTS BEGINNING ON PAGE F-1 OF THIS ANNUAL REPORT ON FORM 10-K


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

   None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's Directors and Executive Officers is incorporated herein by reference to the Company's definitive proxy statement filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 1998, with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

   (1)  Financial Statements:

        See Index to Consolidated Financial Statements included as part of this Form 10-K at Page F-1.

   (2)  Financial Statement Schedules:


      SCHEDULE                                                        PAGE
       NUMBER           DESCRIPTION                                  NUMBER
       ------           -----------                                  ------
         II.            Valuation and Qualifying Accounts             F-18

  All other schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

   (3)  Exhibits:


        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------
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

           10.22 Equipment and Lease Purchase Agreement, dated as of February 23, 1996, by and between Rockford Limited II and the registrant. (2)
           10.23 Purchase Agreement, dated as of February 23, 1996, by and among Rockford Limited II, the registrant, Texas Commerce Bank National Association and SunAmerica Life Insurance Company. (2)
           10.24 Form of Rockford Limited II Fixed Rate Lease Receivables - Backed Senior Certificate, Series 1996-A (Class A). (2)
           10.25 Form of Rockford Limited II Fixed Rate Lease Receivables - Backed Senior Certificate, Series 1996-A (Class B). (2)
           10.26 Form of Rockford Limited II Fixed Rate Lease Receivables - Backed Senior Certificate, Series 1996-A (Class C). (2)
           10.27 Subscription Agreement dated May 25, 1995, by and between Anchor National Life Insurance Company (a wholly-owned subsidiary of SunAmerica, Inc.) and the registrant (incorporation by reference to Exhibit 10.19 of the registrant's Registration Statement on Form S-1 declared effective on July 19, 1995 (File No. 33-92756)).
           10.28 Form of Warrant Agreement dated July 19, 1995, by and among Commonwealth Associates, Cruttenden Roth Incorporated and the registrant (incorporation by reference to Exhibit 10.20 of the registrant's Registration Statement on Form S-1 declared effective on July 19, 1995 (File No. 33-92756))
           10.29 Amendment to Master Agreement and Master Security Agreement dated March 7, 1996 by and between CoreStates and the registrant. (3)
           10.30 Master Demand Note in the principal amount of $5.0 million issued by the registrant in favor of CoreStates. (3)
           10.31 Cash pivot Investment/Loan Agreement by and between the registrant and CoreStates. (3)
           23.1     Consent of Deloitte & Touche LLP.
           27.1     Financial data schedule.
----------------------

(1) Filed previously as an Exhibit to the Company's Registration Statement on Form S-1 declared effective July 19, 1995 (File No. 33-92756) and by this reference incorporated herein.

(2) Filed previously as an Exhibit to the Company's Form 10-K for the year ended December 31, 1995 (File No. 0-26324) and by this reference incorporated herein.

(3) Filed previously as an Exhibit to the Company's Form 10-K for the year ended December 31, 1996 (File No. 0-26324) and by this reference incorporated herein.

(B)    REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Rockford Industries, Inc.



                                                 By /s/ GERRY J. RICCO
                                                   ------------------------
                                                  Gerry J. Ricco
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                   TITLE                         DATE
          ---------                   -----                         ----

/s/ GERRY J. RICCO              President and Chief            March 30, 1998
    -------------------------   Executive Officer
    Gerry J. Ricco              and Director (Principal
                                Executive Officer)

/s/ LARRY HARTMANN              Executive Vice President       March 30, 1998
-----------------------------   and Director
    Larry Hartmann

/s/ BRIAN SIEGEL                Executive Vice President       March 30, 1998
    -------------------------   and Director
    Brian Siegel

/s/ KEVIN MCDONNELL             Executive Vice President       March 30, 1998
    -------------------------   and Chief Financial Officer
    Kevin McDonnell             (Principal Financial and
                                Accounting Officer)

/s/ ROBERT S. VATERS            Director                       March 30, 1998
    -------------------------
    Robert S. Vaters

/s/ FLOYD S. ROBINSON           Director                       March 30, 1998
    -------------------------
    Floyd S. Robinson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page
                                                                     Number
                                                                    ---------

Consolidated Balance Sheets as of December 31, 1997 and 1996......     F-2

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995................................     F-3

Consolidated Statements of Shareholders' Equity for the years
  Ended December 31, 1997, 1996 and 1995..........................     F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995................................     F-5

Notes to Consolidated Financial Statements........................     F-7

Independent Auditors' Report......................................     F-19

                           ROCKFORD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                    1997            1996
                                                                -------------   -------------
ASSETS
Cash and cash equivalents                                        $  1,077,056    $  3,985,350
Restricted cash                                                    15,590,153       6,109,559
Accounts receivable (Note 2)                                       14,532,094      10,039,818
Note receivable from officer (Note 2)                                       -         143,831
Prepaid expenses                                                    1,767,185         884,184
Income taxes receivable (Note 8)                                    2,606,295         953,234
Net investment in direct finance leases (Note 4)                   24,345,620      35,530,325
Net fixed assets (Note 3)                                           3,263,778       1,900,810
Discounted lease rentals assigned to lendors (Note 7)              61,884,943      98,151,318
                                                                 ------------    ------------
                                                                 $125,067,124    $157,698,429
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Lines of credit (Note 6)                                         $ 15,862,275    $ 10,981,549
Accounts payable                                                    8,566,382       6,030,482
Accrued expenses and other liabilities                              1,887,706       5,919,187
Estimated recourse obligations                                      2,122,985               -
Deferred income taxes (Note 8)                                      5,719,641       1,820,346
Nonrecourse debt (Notes 7 and 12)                                  69,017,039     113,062,823
                                                                 ------------    ------------
    Total liabilities                                             103,176,028     137,814,387

Commitments and contingencies (Note 9)
Shareholders' equity (Notes 1 and 10):
Redeemable preferred stock, par value $25.00; authorized,
  1,000,000 shares; issued and outstanding, 70,000 shares           1,575,000       1,575,000
Common stock, no par value; authorized, 10,000,000 shares;
  outstanding, 4,107,117 shares (1997) and 4,105,517 shares
  (1996)                                                           14,044,891      14,032,491
Retained earnings                                                   6,271,205       4,276,551
                                                                 ------------    ------------
    Total shareholders' equity                                     21,891,096      19,884,042
                                                                 ------------    ------------
                                                                 $125,067,124    $157,698,429
                                                                 ============    ============



                See notes to consolidated financial statements.

                           ROCKFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                               1997          1996           1995
                                           ------------  ------------   ------------
REVENUES:
Sales of equipment                         $          -  $ 93,613,257   $ 64,998,934
Gain on sale of financing transactions       10,026,678     3,406,815      2,889,717
Finance income                                4,088,338     4,635,725      5,405,571
Servicing income                              2,651,779     1,712,100        409,711
Other income                                  2,341,337     1,171,405        626,005
                                           ------------  ------------   ------------
    Total revenue                            19,108,132   104,539,302     74,329,938

COSTS:
Cost of equipment sold                                -    82,922,839     57,865,782
Interest expense                              2,031,877     2,457,619      3,340,050
                                           ------------  ------------   ------------
    Total costs                               2,031,877    85,380,458     61,205,832
                                           ------------  ------------   ------------

GROSS PROFIT                                 17,076,255    19,158,844     13,124,106

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Notes 1 and 9)                   10,791,629    13,053,972      8,898,780

PROVISION FOR CREDIT LOSSES                   2,821,451     2,242,292        738,540
                                           ------------  ------------   ------------
    Total expenses                           13,613,080    15,296,264      9,637,320

INCOME BEFORE INCOME TAXES                    3,463,175     3,862,580      3,486,786

INCOME TAXES (Note 8)                         1,343,000     1,545,000      1,394,715
                                           ------------  ------------   ------------

NET INCOME                                 $  2,120,175  $  2,317,580   $  2,092,071
                                           ============  ============   ============

NET INCOME ATTRIBUTABLE TO
   COMMON SHAREHOLDERS:                    $  1,994,654  $  2,209,220   $  2,067,331
                                           ============  ============   ============

NET INCOME PER SHARE (Note 13)             $       0.49  $       0.54   $       0.64
     Basic                                 ============  ============   ============
     Diluted                               $       0.48  $       0.52   $       0.60
                                           ============  ============   ============


Weighted average number of common shares
  outstanding:
     Basic                                    4,105,772     4,102,780      3,218,911
                                           ============  ============   ============
     Diluted                                  4,440,512     4,451,711      3,504,449
                                           ============  ============   ============


                See notes to consolidated financial statements.

                           ROCKFORD INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                       Redeemable
                                     Preferred Stock          Common Stock                           Total
                                  ---------------------  ------------------------    Retained    Shareholders'
                                   Shares      Amount      Shares       Amount       Earnings       Equity
                                  --------   ----------  ----------  ------------  ------------  ------------
Balance at December 31, 1994            --   $       --   2,454,000   $ 2,810,322    $        -   $ 2,810,322

Net proceeds from sale of
  preferred stock                   70,000    1,575,000                                             1,575,000

Net proceeds from initial public
 offering of common stock
 (Note 1)                                                 1,647,500    11,191,038                  11,191,038

Net income                                                                            2,092,071     2,092,071

Preferred stock dividends                                                               (24,740)      (24,740)
                                  --------   ----------  ----------  ------------  ------------  ------------
Balance at December 31, 1995        70,000    1,575,000   4,101,500    14,001,360     2,067,331    17,643,691

Net proceeds from exercise
  of stock options                                            4,017        31,131                      31,131

Net income                                                                            2,317,580     2,317,580

Preferred stock dividends                                                              (108,360)     (108,360)
                                  --------   ----------  ----------  ------------  ------------  ------------
Balance at December 31, 1996        70,000    1,575,000   4,105,517    14,032,491     4,276,551    19,884,042

Net proceeds from exercise
  of stock options                                            1,600        12,400                      12,400

Net income                                                                            2,120,175    2,120,175

Preferred stock dividends                                                              (125,521)    (125,521)
                                  --------   ----------  ----------  ------------  ------------  ------------

Balance at December 31, 1997        70,000   $1,575,000   4,107,117  $ 14,044,891  $  6,271,205  $ 21,891,096
                                  ========   ==========  ==========  ============  ============  ============


                See notes to consolidated financial statements.

                           ROCKFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                         1997              1996              1995
                                                     -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   2,120,175     $   2,092,071     $   2,317,580
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                          548,597           305,459           140,619
    Change in lease receivable and residual
      valuation allowance                                  230,000           815,000           200,000
    Gain on sale of residuals                           (2,057,014)         (511,358)         (330,985)
    Gain on sale of financing transactions             (10,026,678)       (3,406,815)       (2,889,717)
    Initial direct cost amortization                     1,146,875         1,275,593         1,421,940
    Net amortization of deferred interest               (4,396,928)       (2,178,106)       (3,487,460)
Changes in assets and liabilities:
    Restricted cash                                     (9,480,594)       (3,234,015)       (2,875,544)
    Accounts receivable, officer note receivable
      and prepaid expenses                              (5,231,446)       (6,167,276)       (3,813,541)
    Income taxes receivable                             (1,653,061)         (953,234)                -
    Accounts payable and accrued expenses and
      other liabilities                                 (1,495,581)        5,354,902         3,157,393
    Estimated recourse obligations                       2,122,985
    Income taxes payable                                         -        (1,204,283)        1,204,283
    Deferred income taxes                                3,899,295           746,346          (826,000)
                                                      ------------      ------------     -------------
      Net cash used in operating activities            (24,273,375)       (6,840,207)       (6,006,941)

CASH FLOWS FROM INVESTING ACTVITIES:
    Proceeds from sales and assignments of
      leases and payments received from lessees        192,158,229        65,056,118         4,594,050
    Proceeds from sale of residuals                      3,201,505         1,361,690           964,734
    Purchase of fixed assets                            (1,911,565)       (1,337,149)         (704,622)
    Initial direct cost capitalization                 (10,102,693)       (2,076,552)       (1,137,479)
    Equipment purchased for financing                 (166,748,000)     (131,266,745)      (87,881,000)
                                                     -------------     -------------     -------------
      Net cash provided by (used in) investing
        activities                                      16,597,476       (68,262,638)      (84,164,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from nonrecourse debt                               -        58,774,571        90,479,518
    Proceeds from line of credit                       160,347,423        28,539,402         6,792,326
    Proceeds from sale of preferred stock                        -                 -         1,575,000
    Proceeds from sale of common stock                      12,400            31,131                 -
    Proceeds from initial public offering                        -                 -        11,191,038
    Preferred stock dividends                             (125,521)         (108,360)          (24,740)
    Payments on line of credit                        (155,466,697)      (17,557,854)      (13,068,622)
                                                     -------------      ------------     -------------
      Net cash provided by financing activities          4,767,605        69,678,890        96,944,520
                                                     -------------      ------------     -------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                (2,908,294)       (5,423,955)        6,773,262

CASH AND CASH EQUIVALENTS
    beginning of year                                    3,985,350         9,409,305         2,636,043
                                                     -------------      ------------     -------------

CASH AND CASH EQUIVALENTS
    end of year                                      $   1,077,056      $  3,985,350     $   9,409,305
                                                     =============      ============     =============



                See notes to consolidated financial statements.

                           ROCKFORD INDUSTRIES, INC.




                                                               YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                      1997             1996              1995
                                                ---------------   ---------------   --------------
SUPPLEMENTAL DISCLOSURE -
  Income taxes paid                                 $   414,357       $ 2,970,078      $ 1,024,957
                                                    ===========       ===========      ===========
  Interest paid                                     $   891,580       $   222,522      $   221,794
                                                    ===========       ===========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES -
 Estimated lessee payments made directly to
  nonrecourse lending institutions                  $44,045,784       $49,000,240      $56,435,079
                                                    ===========       ===========      ===========



                See notes to consolidated financial statements.

                           ROCKFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES

   Business - Rockford Industries, Inc. (the "Company") was incorporated on December 27, 1984 and commenced operations in January 1985. The Company is a specialty finance company that originates or acquires, sells and services leases related to a wide range of equipment, including medical, dental and diagnostic, computers and peripherals, computer software, telecommunications, office and other. The Company may sell these contracts in bulk to nonrecourse lenders or securitize these contracts, at which time the Company relinquishes any control over such contracts. In July 1995 the Company completed an initial public offering of 1,647,500 shares of its Common Stock at a price of $7.75 per share, netting proceeds to the Company of $11,191,038.

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

   Lease Accounting - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was amended by SFAS No. 127 as of January 1, 1997. SFAS No. 125 has changed the manner in which the Company determines and recognizes the gain recorded upon the transfer of its interest in finance contracts subsequent to December 31, 1996. Additionally, SFAS No. 125 allows the Company to record gains with respect to transfers of its interest in leases previously accounted for as direct finance leases. With the implementation of SFAS No. 125, the Company has altered the presentation in the consolidated financial statements for revenues, expenses and certain assets and liabilities associated with finance contracts sold. As a result, as described below, certain aspects of the Company's financial statements as of December 31, 1997 and for the year then ended may not be directly comparable to the prior year financial statements. Retroactive implementation of SFAS No. 125 was not permitted. There was no material impact on the Company's net income from the adoption of SFAS No. 125.

   Certain of the Company's direct finance leases are initially funded with recourse debt or with the Company's own working capital. The Company warehouses these contracts for a period of time. For these transactions, the Company records total lease rentals, estimated unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment is defined as "unearned income." Interest income is recognized over the term of the lease by amortizing the unearned income and deferred initial direct costs using the interest method. The gross investment in the lease and unearned income are included in net investment in direct finance leases.

   Included in net investment in direct finance leases are those transactions transferred to third parties prior to the Company's adoption of SFAS No. 125, where the Company has a continuing economic interest in the lease, typically in the form of a residual interest in the underlying equipment. These transactions are accounted for in a manner consistent with direct finance leases funded with recourse debt or with the Company's own working capital.

   Prior to the adoption of SFAS No. 125, for leases in which the Company did not retain a continuing economic interest at origination, sales were recognized upon consummation of the lease assignment to the nonrecourse lender. The related obligation resulting from this discounting of the leases was recorded as nonrecourse debt. Under the assignment, the lender takes a first lien against the lease equipment. In the event of default by the lessee, the lender would exercise its rights under the lien with no further recourse against the Company. The related interest income and expense for transactions recorded as sales are netted and included in finance income. For sales recognized prior to the implementation of SFAS No. 125, the discounted value of aggregate lease payments is recorded as discounted lease rentals assigned to lenders and sales of equipment and the equipment cost is recorded as cost of sales. Subsequent to SFAS No. 125, the difference between the discounted value of aggregate lease payments due under lease contract and the equipment cost is recognized as gain or loss on sale of financing transactions.

   Securitization Accounting - During the years ended December 31, 1997 and 1996, the Company completed the securitization and sale of approximately $128.5 million and $57.2 million, respectively, in direct finance leases in the form of asset-backed pass-through certificates and recognized gains of approximately, $9.0 million and $2.4 million, respectively. These certificates are held in a trust independent of the Company. The Company acts as a servicer for the trust and receives a stated servicing fee. Because the difference between the Company's servicing costs and the stated servicing fee is not significant, no servicing asset or liability has been recorded.

   The difference between the cash proceeds from the assignment of the remaining payments due under these contracts and the total of the unamortized net investment balance, fair value of estimated recourse obligation and accrued letter of credit fees is recorded as gain on sale of financing transactions. The present value of the Company's retained interest in the unguaranteed residual value of the equipment under lease remains on the consolidated balance sheet, classified as net investment in direct finance leases.

   In connection with these securitization transactions, the Company is required to originate and maintain a letter of credit with a qualifying financial institution. Such letter of credit serves as credit enhancement for the related trust. Withdrawals on the letter of credit are required in the event of shortfalls in amounts due to investors. All projected costs of origination and maintaining the letter of credit are accrued in the period in which the securitization closes. As collateral for the letter of credit, the Company initially deposits cash with the issuing bank. The amount set aside is available for distribution to the issuing bank in the event of withdrawals on the letter of credit. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company, and, at termination of the related trust, any remaining amounts on deposit are distributed to the Company. The amount on deposit to support the letter of credit at December 31, 1997 and 1996 is classified as restricted cash.

   Cash Equivalents - The Company considers cash equivalents to be all highly-liquid debt instruments purchased with an original maturity of three months or less.

   Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts in connection with payments due under equipment finance contracts held in the Company's portfolio. The allowance is determined by management's estimate of future uncollectible contract receivables, based on an analysis of delinquencies and historical loss experience. There can be no assurance that historical delinquencies and loss experience will continue in the future. Increases in delinquencies and loss rates in the future could have a material adverse effect on the Company's business, operating results and financial condition. The Company's policy is to write-off accounts when deemed uncollectible and historically, such write-offs have been consistent with management's expectation.

   Fixed Assets - Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives which range from five to seven years.

   Estimated Recourse Obligations As part of the sale and securitization of direct finance leases, the Company writes a put option in the form of a recourse obligation. This recourse obligation is recorded at its estimated fair value. Although management uses the best information available to estimate fair value, future adjustments to the obligation may be necessary due to economic, operating and other conditions that may be beyond the Company's control. Actual results could differ from those estimates.

   Revenue Recognition - The Company derives its revenue principally from gains on sales of financing transactions, servicing and other fees, finance income and other income. Gains on sales of financing transactions are recognized as discussed previously under lease accounting. Servicing and other fees are recorded as earned. Finance income is recorded as earned and represents the interest earned on finance lease contracts during the period prior to their securitization or sale. Other income is comprised of miscellaneous income, which is recorded as earned, and gains from the sale of residual interests in equipment leased, which is recognized at the end of a lease contract based on the difference between the cash proceeds from the sale of a residual interest and the remaining unamortized net investment balance.

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

   Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred taxes on income result from temporary differences between the reporting of income for financial statements and tax reporting purposes (Note 8).

   Net Income Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim periods ending after December 15, 1997, and requires retroactive application to all periods presented. It supercedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard did not have a material effect on the Company's net income per share in 1997, 1996 and 1995.

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

   Recent Accounting Pronouncements - In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

   In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

2.  ACCOUNTS RECEIVABLE AND NOTE RECEIVABLE FROM OFFICER

The Company's accounts receivable and note receivable from officer consist of the following:


                                                         AS OF DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     -----------   -----------

Receivable from sale and assignments of leases       $11,901,504   $ 5,467,395
Receivable from lessees                                  627,771     1,476,237
Receivable from trusts                                 1,564,895     2,241,218
Other                                                  1,048,374     1,239,968
Less allowance for doubtful accounts                    (610,000)     (385,000)
                                                     -----------   -----------
                                                     $14,532,094   $10,039,818
                                                     ===========   ===========

Note receivable from officer                         $         -   $   143,831
                                                     ===========   ===========

Included in other accounts receivable at December 31, 1997 is a note receivable from a former officer of the Company for $109,760. The note is unsecured, bears interest at 6.75% per year and is due in 1998.


3.  FIXED ASSETS


The Company's fixed assets consist of the following:



                                                        AS OF DECEMBER 31,
                                                     -----------------------
                                                        1997          1996
                                                     ----------    ----------
Office equipment                                     $1,979,607    $1,325,327
Furniture and fixtures                                  718,950       503,377
Computer software                                     1,806,375       764,663
                                                     ----------    ----------
                                                      4,504,932     2,593,367
Less accumulated depreciation and amortization       (1,241,154)     (692,557)
                                                     ----------    ----------
                                                     $3,263,778    $1,900,810
                                                     ==========    ==========


4.  NET INVESTMENT IN DIRECT FINANCE LEASES

The Company's net investment in direct finance leases consists of the following:


                                                        AS OF DECEMBER 31,
                                                     -------------------------
                                                        1997          1996
                                                     -----------   -----------
Minimum lease payments receivable                    $26,243,829   $39,053,042
Estimated unguaranteed residual value                  4,208,754     4,350,948
                                                     -----------   -----------
                                                      30,452,583    43,403,990
                                                     -----------   -----------
Deferred initial direct costs                          1,013,263     2,480,698
Less unearned income                                  (5,675,226)   (9,139,363)
Less lease receivable and residual valuation
 allowance                                            (1,445,000)   (1,215,000)
                                                     -----------    ----------
                                                      (6,106,963)   (7,873,665)
                                                     -----------    ----------
Net investment in direct finance leases              $24,345,620   $35,530,325
                                                     ===========   ===========

The estimated unguaranteed residual value represents management's estimate of the amount expected to be received at lease termination as a result of disposition of equipment under the direct finance leases. Management reviews such estimates quarterly and records a residual valuation allowance if the equipment's estimated fair market value is below its recorded value.

At December 31, 1997, a summary of installments due on minimum lease payments receivable and expected realization of the Company's estimated unguaranteed residual value, net of the related valuation allowance is as follows:



                                                            MINIMUM               ESTIMATED
                                                         LEASE PAYMENTS          UNGUARANTEED
                                                           RECEIVABLE           RESIDUAL VALUE          TOTAL
                                                      --------------------   --------------------   -------------
Year ending December 31:
       1998                                               $12,051,339             $  673,401          $12,724,740
       1999                                                 5,937,093                900,673            6,837,766
       2000                                                 3,862,358                913,300            4,775,658
       2001                                                 2,382,773                749,158            3,131,931
       2002                                                 1,548,332                686,027            2,234,359
       Thereafter                                             461,934                286,195              748,129
                                                          -----------             ----------         ------------
                                                           26,243,829              4,208,754           30,452,583
                                                          -----------             ----------         ------------
Initial direct costs                                        1,013,263                      -            1,013,263
Less unearned income                                       (4,917,376)              (757,850)          (5,675,226)
Less lease receivable and residual valuation
 allowance                                                 (1,320,000)              (125,000)          (1,445,000)
                                                          -----------             ----------         ------------
                                                           (5,224,113)              (882,850)          (6,106,963)
                                                          -----------             ----------         ------------
 Net investment in direct finance leases                  $21,019,716             $3,325,904          $24,345,620
                                                          ===========             ==========         ============


5.  SERVICING PORTFOLIO

Trust and other custodial funds, relating to lease contracts serviced for others, totaled $6.2 million and $1.8 million at December 31, 1997 and 1996, respectively. Such funds, which are maintained in separate bank accounts, are excluded from the company's assets and liabilities.

Total lease contracts serviced amounted to $198 million and $63 million at December 31, 1997 and 1996, respectively.


6.  LINES OF CREDIT

The Company has maintained a revolving line of credit facility ("The Revolver") and a working capital facility with a bank which it uses from time to time for the funding of certain of its financing and equipment transactions. On November 21, 1997, this credit facility was restructured to decrease the borrowing limit on the line of credit to $17.0 from $30.0, eliminate the $5 million overdraft protection facility and provide for an additional $7.0 million working capital line of credit. The Revolver provides for borrowings at rates based on a short-term index plus 150 basis points, allows for advances through August 31, 1998, and grants the Company the option of converting borrowings thereunder to term loans, provided certain conditions are met by the Company. Term loans are collateralized by qualifying equipment finance contracts and bear interest at fixed rates quoted by the Bank. The working capital facility provides for borrowings at rates based on the Bank's overnight borrowing rate plus 200 basis points and allows for advances through August 31, 1998. As of December 31, 1997, the balance outstanding under these credit facilities was $15,862,275 and there were no outstanding term loans with the Bank.

The credit facilities are collateralized by the leases assigned to the Bank under each advance and is granted with full recourse against the Company should the collateral prove to be insufficient. The credit facilities exclude an arrangement for compensating balances. Under the provisions of the credit facilities, the Company must maintain certain minimum net worth requirements ($16,127,250 at December 31, 1997) and a defined debt to net worth ratio of not greater than 3.25. The Company was in compliance with all covenants at December 31, 1997.

The following table presents data on the line of credit for the years ended December 31:


                                                                1997            1996             1995
                                                           -------------    ------------    -------------
Weighted average interest rate for the period                     7.57%           6.41%           7.00%
Weighted average interest rate at the end of the period           8.25%           8.50%           7.00%
Average amount outstanding for the period                  $13,548,123      $ 5,824,349      $2,201,425
Maximum amount outstanding at any month-end                $28,774,701      $11,145,106      $7,440,885

Nonrecourse debt, which relates to direct finance leases and discounted lease rentals assigned to lenders or permanently funded through asset securitizations, bears interest at rates ranging from 8% to 18%. Maturities of such obligations at December 31, 1997 are as follows:


                                                   Discounted
                                                  Lease Rentals        Total
                                   Direct      Assigned to Lenders  Nonrecourse
                               Finance Leases    or Securitized         Debt
                               --------------  -------------------  -----------
Year ending December 31:
        1998                      $4,669,201       $33,204,803      $37,874,004
        1999                       2,414,678        22,178,825       24,593,503
        2000                         706,582        10,238,189       10,944,771
        2001                         143,497         3,524,072        3,667,569
        2002                               -            79,596           79,596
                                  ----------       -----------      -----------
                                   7,933,958        69,225,485       77,159,443
Less deferred interest expense      (801,862)       (7,340,542)      (8,142,404)
                                  ----------       -----------      -----------
                                  $7,132,096       $61,884,943      $69,017,039
                                  ==========       ===========      ===========

Installments made by lessees on discounted lease rentals assigned to lenders match the related maturity amounts set forth above.

      In August 1997, the Company and SunAmerica amended an agreement pursuant to which SunAmerica agreed to purchase up to $250.0 million in principal amount of trust certificates. This agreement, as amended with SunAmerica expires on August 28, 2000. During 1997, the Company securitized $47.0 million of its financing contracts with SunAmerica. Also under this amended agreement, the Company has consolidated $95.8 million of financing contracts securitized with SunAmerica under the previous agreement. In connection with the securitization program with SunAmerica, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of SunAmerica. In consideration for servicing these contract pools, the Company receives a service fee from SunAmerica.

      In March 1997, the Company entered into an agreement with CoreStates Bank which provides the Company with a credit facility for the securitization of up to $150 million of finance contract obligations. During 1997, the Company has securitized $81.5 million of its financing contracts with CoreStates. This agreement with CoreStates expires on September 28, 1998. In connection with the securitization program with CoreStates, the Company has agreed to continue to service the equipment finance contracts included in each pool of transferred contracts on behalf of CoreStates. In consideration for servicing these contract pools, the Company receives a service fee from CoreStates.

8.  INCOME TAXES

For the years ended December 31, 1997, 1996 and 1995 income tax expense consists of the following:


                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997         1996       1995
                                          ----------  ----------  ----------
    Current
             Federal                      $        -  $  572,248  $1,735,522
             State                            50,000     367,297     485,193
                                          ----------------------------------
                                              50,000     939,545   2,220,715
    Deferred
             Federal                       1,051,088     510,963    (622,319)
             State                           241,912      94,492    (203,681)
                                          ----------------------------------
                                           1,293,000     605,455    (826,000)
                                          ----------------------------------
                                          $1,343,000  $1,545,000  $1,394,715
                                          ==================================

The reconciliation of income tax expense computed at U.S. federal statutory rates to income tax expense for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997         1996       1995
                                          ----------  ----------  ----------
Tax at U.S. federal statutory rates       $1,170,565  $1,313,277  $1,220,376
State income taxes                           192,662     180,769     185,798
Restoration of deferred income tax
 liabilities in connection with the
 Company's conversion to a C Corporation           -           -     (11,459)
Other                                        (20,227)     50,954           -
                                          ----------------------------------
                                          $1,343,000  $1,545,000  $1,394,715
                                          ==================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                  AS OF DECEMBER 31,
                                               ------------------------
                                                   1997         1996
                                               -----------   ----------
Deferred tax assets:
  Net Operating Losses                         $ 4,156,994   $        -
  Allowance for doubtful accounts                  844,455      657,554
  State income taxes                               293,753      116,254
  Other                                             62,919      101,046
                                               ------------------------
     Total deferred assets                       5,358,121      874,854


Deferred tax liabilities:
  Book to tax basis difference on certain
   leased equipment                              1,887,172    2,689,828
  Book to tax difference in recognition of
   securitizations                               9,150,626            -
  Other                                             39,964        5,372
                                               ------------------------
     Total deferred tax liabilities             11,077,762    2,695,200
                                               ------------------------
     Net deferred tax liabilities              $ 5,719,641   $1,820,346
                                               ========================

9.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

Leases - The Company leases its corporate offices and certain fixed assets under operating and capital leases which expire on various dates through 2002. Rent expense was $706,748 (1997), $573,269 (1996), and $385,731 (1995). Amortization
of assets under capital leases is included in depreciation expense.

Future minimum lease payments under these non-cancelable leases are as follows:

                                CAPITAL     OPERATING
                                LEASES       LEASES           TOTAL
                              ----------   ----------      ----------
Year ending December 31:
   1998                       $  218,217   $  599,913      $  818,130
   1999                          201,380      560,210         761,590
   2000                          158,213      115,646         273,859
   2001                          135,788       48,764         189,552
   Thereafter                          -       24,382          24,382
                              ----------   ----------      ----------
Less amount representing      $  713,598   $1,348,915      $2,062,513
 interest                        (88,138)           -         (88,138)
                              ----------   ----------      ----------
                              $  625,460   $1,348,915      $1,974,375
                              ==========   ==========      ==========

Employment Agreements - The Company has employment agreements with three company officers that call for minimum annual salaries and annual bonuses payable to each officer in 1998.

Employee Benefit Plan - In January 1996 the Company adopted an Employee Savings Plan pursuant to Internal Revenue Code Section 401(k). The plan provides for contributions by the Company as defined in the plan.

Litigation - The Company is involved in litigation both as a plaintiff and defendant in matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the financial statements of the Company.

Concentrations - At December 31, 1997, lease contacts related to equipment located in the state of California comprised approximately 13% of the total serviced lease contract portfolio while no other state comprised more than 8%.

The Company funds substantially all of the lease contracts it originates through borrowings under its line of credit facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such leases through securitizations. Any failure to renew or obtain adequate funding under those line of credit facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's leases, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financing, it could have a material adverse effect on the company's consolidated financial condition and consolidated results of operations.

Since 1995, the Company has pooled and sold through securitizations an increasing percentage of the lease contracts that it originates. The Company derives a significant portion of its income by recognizing gains upon the sales of leases through securitizations. Adverse changes in the securitization market could impair the company's ability to sell lease contracts through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's consolidated balance sheet and consolidated results of operations.

The Company has relied on credit enhancement to achieve a "AAA/aaa" rating for the interests of the trusts in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of the regular interests in each of the securitization trusts. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's consolidated balance sheet and consolidated results of operations.

10.  REDEEMABLE PREFERRED STOCK

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

11.  STOCK OPTION PLAN

In May 1995, the Board of Directors adopted, and the shareholders approved, the Company's 1995 Stock Option Plan. The Stock Option Plan provides for the grant of (i) options that are intended to qualify as incentive stock options ("Incentive Stock Options") to certain employees and consultants and (ii) options not intended to so qualify ("Nonqualified Stock Options") to employees (including directors and officers who are employees of the Company), directors and consultants. The total number of shares of Common Stock for which options
may be granted under the Stock Option Plan is 350,000 shares.   On June 18,
1997, the Stock Option Plan was amended to increase the number of shares authorized to be issued under the plan to 550,000. The exercise price of all stock options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, will expire not later than 10 years from the date of grant, and vest over a period not exceeding 5 years.

The following table summarizes information with respect to the Plan for the years ended December 31, 1996 and 1997:

                                                               WEIGHTED
                                                               AVERAGE
                                                               EXERCISE
                                          OPTION SHARES          PRICE
                                       ------------------    ------------
   Outstanding at December 31, 1995          153,861                7.77
   Granted during 1996                         7,100              $12.33
   Canceled during 1996                       (7,161)             $ 7.75
   Exercised during 1996                      (4,017)             $ 7.75
                                             -------

   Outstanding at December 31, 1996          149,783              $ 7.99
   Granted during 1997                       394,750              $ 7.67
   Canceled during 1997                      (18,781)             $ 8.28
   Exercised during 1997                      (1,600)             $ 7.75
                                             -------
   Outstanding at December 31, 1997          524,152              $ 7.74
                                             =======

Additional information regarding options outstanding as of December 31, 1997 is as follows:


                                          REMAINING
                             NUMBER      CONTRACTUAL       NUMBER
       EXERCISE PRICE     OUTSTANDING     LIFE (YRS)     EXERCISABLE
       --------------     -----------    -----------     ----------
           $ 7.00           185,000          9.31          2,000
           $ 7.75           126,052          7.55         90,980
       $ 8.125- 8.50        181,000          9.50              -
           $ 9.25            27,000          9.89              -
           $10.38             3,000          8.17            600
       $16.88 -17.00          2,100          6.5           1,700
                            -------                       ------
                            524,152                       95,280
                            =======                       ======

The Company applies Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based awards. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method in accounting for stock-based awards. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 48 months; stock volatility, 61.7% - 94.8% in 1997 and 25.9% - 48.0% in 1996; risk free interest rates, 6.0% in 1997 and 1996; no dividends during the expected term and forfeitures are recognized as they occur.

If the computed fair value of the awards granted through December 31, 1997 had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,634,000 in 1997 and $2,205,000 in 1996. Pro forma basic and diluted net income per share would have been $0.37 and 0.37, respectively, in 1997 and $0.51 and 0.50, respectively, in 1996.


12.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, a summary of the estimated fair value of the Company's consolidated financial instruments at December 31, 1997 and 1996 is presented below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying value and estimated fair value of nonrecourse debt at December 31, 1997 was $69,017,039 and $68,666,098, respectively and was $113,062,823 and
$113,147,000, respectively, at December 31, 1996. The Company estimated the fair value of nonrecourse debt using the Company's funding rates at December 31, 1997 and 1996.

The carrying values of cash and cash equivalents, restricted cash, receivables, lines of credit and accounts payable, approximate fair values at December 31, 1997 and 1996 due to the relatively short maturities of these instruments.

The estimated recourse obligations at December 31, 1997 was $2,122,985. The Company believes this approximates the fair value of this obligation at December 31, 1997.

The Company believes the carrying value of Net investments in direct finance leases and discounted lease rentals assigned to lenders are a reasonable estimate of their fair value at December 31, 1997 and 1996.

13.  NET INCOME PER SHARE


A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the years ended December 31:


                                                         1997              1996             1995
                                                    --------------   --------------   --------------
Net income                                              $2,120,175       $2,317,580       $2,092,071
Preferred stock dividends                                 (125,521)        (108,360)         (24,740)
                                                    --------------   --------------   --------------
Net income available to common shareholders             $1,994,654       $2,209,220       $2,067,331
                                                    ==============   ==============   ==============
Weighted average number of common shares
  Basic                                                  4,105,772        4,102,780        3,218,911
  Effect of dilutive securities - stock options            334,740          348,931          285,538
                                                    --------------   --------------   --------------
  Diluted                                                4,440,512        4,451,711        3,504,449
Net income per share:
  Basic                                                 $     0.49       $     0.54        $    0.64
Effect of dilutive securities - stock options                (0.01)           (0.02)           (0.04)
                                                    --------------   --------------   --------------
     Diluted                                            $     0.48       $     0.52        $    0.60


14.  SELECTED QUARTERLY DATA (UNAUDITED)





                                        ------------   ------------   ------------   -------------
                                           1st Qtr.       2nd Qtr.       3rd Qtr.       4th Qtr.        Year-end
                                          March 31        June 30        Sept. 30      Dec. 31          Dec. 31
                                        ------------   ------------   ------------   -------------   -------------

FISCAL YEAR 1997

Total revenue                          $ 4,596,001     $ 4,514,396     $ 5,401,865     $ 4,595,870   $ 19,108,132
Gross profit                             3,975,027       3,990,103       4,979,094       4,132,029     17,076,255
Income before taxes                      1,400,194       1,068,459       1,396,735        (402,215)     3,463,175
Net income                                 840,194         640,998         884,131        (245,150)     2,120,175
Basic net income per share                    0.20            0.15            0.21           (0.07)          0.49
Diluted net income per share                  0.19            0.15            0.20           (0.07)          0.48

FISCAL YEAR 1996

Total revenue                          $22,566,747     $24,100,580     $30,341,619     $27,530,356   $104,539,302
Gross profit                             4,352,433       4,465,152       5,597,022       4,744,237     19,158,844
Income before taxes                      1,098,014       1,256,997       1,253,649         253,920      3,862,580
Net income                                 658,764         754,243         752,189         152,384      2,317,580
Basic net income per share                    0.15            0.18            0.18            0.03           0.54
Diluted net income per share                  0.15            0.17            0.17            0.03           0.52

                  ROCKFORD INDUSTRIES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                       Additions
                                                       Balance at     Charged to
                                                       Beginning      Costs and                                 Balance at
Classification                                          of Year       Expenses       Recoveries   Written Off   End of Year
---------------------------------------------------    ----------     ----------     ----------   -----------   -----------
Year ended December 31, 1997 -
     Allowance for doubtful accounts                   $1,600,000     $2,821,451              -   $2,366,451    $2,055,000
                                                       ==========     ==========     ==========   ==========    ===========
Year ended December 31, 1996 -
     Allowance for doubtful accounts                   $  600,000     $2,242,292                  $1,242,292    $1,600,000
                                                       ==========     ==========     ==========   ==========    ===========
Year ended December 31, 1995 -
     Allowance for doubtful accounts                   $  400,000     $  738,540                  $  538,540    $  600,000
                                                       ==========     ==========     ==========   ==========    ===========

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Rockford Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rockford Industries, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockford Industries, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
February 26, 1998