Form 10-Q
period 1998-03-31
ROCKFORD INDUSTRIES INC
filed 1998-05-14
CIK 945901

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER 0-26324

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT MAY 4, 1998 WAS 4,107,117.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ROCKFORD INDUSTRIES, INC.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION:
------------------------------

ITEM 1.  FINANCIAL STATEMENTS:

Consolidated Balance Sheets--
 March 31, 1998 (unaudited) and December 31, 1997.......................     3

Consolidated Statements of Income--
 Three months ended March 31, 1998 and 1997 (unaudited).................     4

Consolidated Statements of Cash Flows--
 Three months ended March 31, 1998 and 1997 (unaudited).................     5

Notes to Consolidated Financial Statements..............................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................   7-8

PART II.  OTHER INFORMATION.............................................     9
---------------------------

SIGNATURES..............................................................    10

                           ROCKFORD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Cash and cash equivalents.............................   $  1,495     $  1,077
Restricted cash and cash equivalents..................     16,529       15,590
Accounts receivable (net of allowance for doubtful
 accounts of $610 at March 31, 1998 and $610 at
 December 31, 1997)...................................     17,780       14,532
Prepaid expenses......................................      1,825        1,767
Income taxes receivable...............................      2,606        2,606
Net investment in direct finance leases (net of lease
 receivable and residual valuation allowance of $1,438
 at March 31, 1998 and $1,445 at December 31, 1997)...     24,410       24,346
Net fixed assets......................................      3,432        3,264
Discounted lease rentals assigned to lenders..........     54,323       61,885
                                                         --------     --------
                                                         $122,400     $125,067
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit.....................................   $ 17,805     $ 15,862
  Accounts payable....................................     11,093        8,566
  Accrued expenses and other liabilities..............      2,378        1,888
  Estimated recourse obligations......................      2,981        2,123
  Deferred income taxes...............................      5,720        5,720
  Nonrecourse debt....................................     60,163       69,017
                                                         --------     --------
    Total liabilities.................................    100,140      103,176
                                                         --------     --------
Commitments and contingencies
Stockholders' equity:
  Series A redeemable preferred stock.................      1,575        1,575
  Common stock no par value; 10,000,000 shares
   authorized; 4,107,117 shares issued and outstanding
   (1998 and 1997)....................................     14,045       14,045
  Retained earnings...................................      6,640        6,271
                                                         --------     --------
    Total stockholders' equity........................     22,260       21,891
                                                         --------     --------
                                                         $122,400     $125,067
                                                         ========     ========

                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

          (IN THOUSANDS EXCEPT SHARES OUTSTANDING AND PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
REVENUES:
Gain on sale of financing transactions..................... $   2,704 $   2,309
Finance income.............................................       947     1,129
Servicing related revenue..................................       465       728
Other income...............................................       587       430
                                                            --------- ---------
  Total revenues from operations...........................     4,703     4,596

COSTS:
Selling, general, and administrative expenses..............     3,209     2,221
Provision for losses.......................................       307       354
Interest expense...........................................       526       621
                                                            --------- ---------
  Total costs..............................................     4,042     3,196

INCOME BEFORE INCOME TAXES.................................       661     1,400
INCOME TAXES...............................................       258       560
                                                            --------- ---------
NET INCOME................................................. $     403 $     840
                                                            ========= =========
NET INCOME APPLICABLE TO COMMON STOCK HOLDERS.............. $     368 $     814
                                                            ========= =========
NET INCOME PER SHARE:
  Basic.................................................... $    0.09 $    0.20
  Diluted.................................................. $    0.09 $    0.19

Weighted average shares outstanding
  Basic.................................................... 4,107,117 4,105,517
  Diluted.................................................. 4,410,663 4,414,379


                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $    404  $    840
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization............................       420       156
  Change in lease receivable allowance and residual
   valuation allowance.....................................       --       (494)
  Estimated recourse obligations...........................       858       554
  (Gain) loss on sale of residuals.........................       122      (148)
  Gain on sale of financing transactions...................    (2,801)   (2,306)
  Initial direct cost amortization.........................       214       330
    Net amortization of deferred interest..................      (947)     (838)
Changes in assets and liabilities:
  Restricted cash..........................................      (939)      516
  Accounts receivable, officer note receivable and prepaid
   expenses................................................    (3,636)   (4,251)
  Income taxes receivable..................................       --        953
  Accounts payable and accrued liabilities.................     4,273    (1,951)
  Income taxes payable.....................................       --      1,305
  Deferred income taxes....................................       --     (1,060)
                                                             --------  --------
    Net cash used in operating activities..................    (2,032)   (6,394)
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds sales and assignments of leases and payments
   received from lessees...................................    50,036     5,703
  Proceeds from sale of residuals..........................     1,168       384
  Purchase of fixed assets.................................      (368)     (235)
  Initial direct cost capitalization.......................    (2,559)   (2,446)
  Equipment purchased for financing........................   (47,770)  (38,910)
                                                             --------  --------
    Net cash provided by (used in) investing activities....       507   (35,504)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse debt...........................       --     42,982
  Proceeds from line of credit.............................    46,101    25,073
  Preferred stock dividends................................       --        (26)
  Payments on line of credit...............................   (44,158)  (28,318)
                                                             --------  --------
    Net cash provided by financing activities..............     1,943    39,711
                                                             --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.......       418    (2,187)


CASH AND CASH EQUIVALENTS, beginning of year...............     1,077     3,985
                                                             --------  --------
CASH AND CASH EQUIVALENTS, end of period...................  $  1,495  $  1,798
                                                             ========  ========
SUPPLEMENTAL DISCLOSURES:
Income taxes paid..........................................  $    --   $    273
                                                             ========  ========
Interest paid..............................................  $    526  $    173
                                                             ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES--Estimated lessee payments made directly to
 nonrecourse lending institutions..........................  $ 12,347  $ 13,638
                                                             ========  ========

                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated financial statements, including the accounts of Rockford Industries, Inc. and its wholly-owned subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998.

  In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1998 and December 31, 1997, the statements of income for the three month periods ended March 31, 1998 and 1997, and the statements of cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company is required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 beginning with the 1997 year-end consolidated financial statements. EPS for the period ending March 31, 1997 have been restated to conform with SFAS No. 128.

  In June 1997, FASB issued SFAS No. 130. Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS No. 130 beginning March 31, 1998. Comprehensive income for the quarter and year to date period ending March 31, 1998 was $368,000. Comprehensive income differs from net income by $35,000 which is attributable to preferred stock dividends.

  In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard does not have a material effect on the Company's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  Finance Contract Originations and Revenues. Finance contract originations increased by approximately $8.5 million or 22% to $47.4 million in the quarter ended March 31, 1998 from $38.9 million in the quarter ended March 31, 1997 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended March 31, 1998 were $4.7 million as compared to $4.6 million for the quarter ended March 31, 1997. This increase is primarily due from increased finance contract originations and gains derived from securitizations and non recourse sales. During the quarter, the Company sold approximately $43.2 million of finance contracts for a gain of $2.7 million compared to $37.9 million of finance contract sales and a gain of $2.3 million in the same quarter in 1997. Gain margins increased to 6.3% compared to 6.1% for the same period a year ago. The improved gain margin is partially due to lower cost of funds in the Company's securitization facilities.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 1998 were $3.2 million as compared to $2.2 million in the first quarter of 1997, representing a increase of $1.0 million or 45%. This increase was primarily due to expenses related to the Company's expanded sales and marketing group and additional investment in the infrastructure necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

  Provision for Losses. Provision for losses for the quarter ending March 31, 1998 were $307,000 as compared to $354,000 for the same period a year ago, representing a decrease of $47,000 or 13%. The Company records provision for losses on transactions in which the past due receivable is greater than 120 days. Provision for losses on securitized deals sold later than 1996 are netted against finance gains per SFAS No. 125. The Company believes reserves are adequate based upon historical data and industry standards.

  Interest Expense. Interest expense decreased to $526,000 for the quarter ending March 31, 1998 from $621,000 for the quarter ending March 31, 1997. This decrease is primarily due to principal amortization of non recourse debt.

  Net Income. Income before taxes was $661,000 for the quarter ended March 31, 1998 as compared to $1,400,000 for the same quarter of the prior year. The effective income tax rate remained consistent for the comparative periods shown, decreasing to 39% in March of 1998 from 40% in March of 1997. Net income was $403,000 for the quarter ended March 31, 1998 as compared to $840,000 for the same quarter of the prior year, representing a decrease of $437,000 or 52%. Basic net income of $.09 per share on weighted average shares outstanding of 4,107,000 was earned during the first quarter of 1998, as compared to basic net income of $.20 per share on weighted average shares outstanding of 4,105,000 for the first quarter of 1997. Diluted net income of $.09 per share on weighted average shares outstanding of 4,410,000 was earned for the first quarter of 1998, as compared to diluted net income of $.19 per share on weighted average shares outstanding of 4,414,000 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica") and CoreStates Bank, N.A., pursuant to the terms of the each securitization arrangement, (ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its $17 million revolving line of credit ("Revolver") used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts, and (iv) $7 million working capital line of credit.

  Cashflows. The Company's cash and cash equivalents at March 31, 1998 was $1.5 million compared to $1.8 million at March 31, 1997. During the three months ended March 31, 1998, the Company's cash position increased by $0.4 million, reflecting the use of cash in operations of $2.0 million and the cash provided by investing activities of $0.5 million and from financing activities of $1.9 million respectively. The most significant aspects of the change during this period was from cash invested in equipment for financing of $47.8 million, increases in receivables and prepaids of $3.6 million, increases in accounts payable and accrued liabilities of $4.3 million and proceeds from sales and assignments of leases and payments received from lessees of $50.0 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $2.2 million during the three months ended March 31, 1997, reflecting the use of cash in operations and investing activities of $6.4 million and $35.5 million, respectively, and the cash provided from financing activities of $39.7 million. The change in cash was primarily due to cash used to purchase equipment for financing of $38.9 million, increase in receivables and prepaids of $4.3 million and proceeds from nonrecourse debt borrowings of $43.0 million, proceeds from sales and assignments of leases and payments from lessees of $5.7 million.

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

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings--Not Applicable

Item 2.  Changes in Securities--Not Applicable

Item 3.  Defaults Upon Senior Securities--Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits:
    27--Financial Data Schedule

  (b) Reports on Form 8-K;
    No reports were filed on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROCKFORD INDUSTRIES, INC.
                                          (Registrant)

Date: May 13, 1998                                 /s/ Gerry J. Ricco
                                          _____________________________________
                                                     Gerry J. Ricco
                                           President, Chief Executive Officer
                                                       and Director
                                              (Principal Executive Officer)

Date: May 13, 1998
                                                    /s/ Kevin McDonnell
                                          _____________________________________
                                                      Kevin McDonnell
                                               Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)