Form 10-Q
period 1998-06-30
ROCKFORD INDUSTRIES INC
filed 1998-08-13
CIK 945901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares outstanding of the registrant's no par value Common Stock at August 4, 1998 was 4,108,785

                           ROCKFORD INDUSTRIES, INC.
                           -------------------------

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:
-------------------------------
Item 1.  Financial Statements:

Consolidated Balance Sheets -                                                 3
   June 30, 1998 (unaudited) and December 31, 1997

Consolidated Statements of Income -                                           4
   Three months and Six months ended June 30, 1998 and 1997 (unaudited)

Consolidated Statements of Cash Flows -                                       5
   Six months ended June 30, 1998 and 1997 (unaudited)

Notes to Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and   7-10
         Results of Operations

PART II.  OTHER INFORMATION                                                  11
---------------------------

SIGNATURES                                                                   12

                           ROCKFORD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS

In thousands except number of shares and per share data.
--------------------------------------------------------

                                                               June 30,    December 31,
                                                                 1998          1997
                                                              -----------  ------------
                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                      $  1,751      $  1,077
Restricted cash and cash equivalents                             18,467        15,590
Accounts receivable (net of allowance for doubtful accounts
    of $398 at June 30, 1998 and $610 at December 31, 1997)      27,227        14,532
Prepaid expenses                                                  1,774         1,767
Income taxes receivable                                           2,606         2,606
Net investment in direct finance leases (net of lease
    receivable and residual valuation allowance of $1,428
    at June 30, 1998 and $1,445 at December 31, 1997)            24,812        24,346
Net fixed assets                                                  3,479         3,264
Discounted lease rentals assigned to lenders                     47,119        61,885
                                                               --------      --------

                                                               $127,236      $125,067
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Lines of credit                                                $ 18,260      $ 15,862
Accounts payable                                                 21,383         8,566
Accrued expenses and other liabilities                            3,125         1,888
Estimated recourse obligations                                    4,119         2,123
Deferred income taxes                                             5,720         5,720
Nonrecourse debt                                                 51,829        69,017
                                                               --------      --------
    Total liabilities                                           104,436       103,176

Commitments and contingencies

Stockholders' equity:
Series A redeemable preferred stock                               1,575         1,575
Common stock no par value; 10,000,000 shares authorized;
    4,108,785 and 4,107,117 shares outstanding                   14,057        14,045
Retained earnings                                                 7,168         6,271
                                                               --------      --------
    Total stockholders' equity                                   22,800        21,891
                                                               --------      --------

                                                               $127,236      $125,067
                                                               ========      ========

                       See notes to financial statements

                           ROCKFORD INDUSTRIES INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
          (in thousands except shares outstanding and per share data)

                                            Three Months Ended         Six Months Ended
                                                  June 30                  June 30
                                          -----------------------   -----------------------
                                             1998         1997         1998         1997
                                          ----------   ----------   ----------   ----------
REVENUES:
Gain on sale of financing transactions    $   3,243    $   2,246    $   5,947    $   4,556
Finance income                                  956          998        1,903        2,127
Servicing related revenue                       486          734          951        1,462
Other income                                    469          536        1,056          965
                                          ---------    ---------    ---------    ---------
  Total revenues                              5,154        4,514        9,857        9,110
                                          ---------    ---------    ---------    ---------

COSTS:
Operating expenses                            3,596        2,326        6,805        4,547
Provision for losses                            174          596          481          950
Interest expense                                460          524          986        1,145
                                          ---------    ---------    ---------    ---------
  Total costs                                 4,230        3,446        8,272        6,642
                                          ---------    ---------    ---------    ---------

Income before income taxes                      924        1,068        1,585        2,468

Income taxes                                    360          427          618          987
                                          ---------    ---------    ---------    ---------
Net income                                $     564    $     641    $     967    $   1,481
                                          =========    =========    =========    =========

Net income applicable to
Common stockholders                       $     530    $     612    $     899    $   1,426
                                          =========    =========    =========    =========

Net income per share:
    Basic                                      0.13         0.15         0.22         0.32
    Diluted                                    0.13         0.15         0.22         0.34

Weighted average shares outstanding
    Basic                                 4,107,951    4,105,517    4,107,951    4,105,517
    Diluted                               4,494,868    4,393,920    4,455,237    4,404,149

                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

In thousands                                                 Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $     967    $  1,481
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                828         291
   Provision for losses                                         481         950
   Estimated recourse obligations                             1,996       1,125
   (Gain) loss on sale of residuals                             (43)       (230)
   Gain on sale of financing transactions excluding
    est. recourse obligations                                (7,943)     (5,681)
   Initial direct cost amortization                             450         701
   Net amortization of deferred interest                     (2,035)     (2,303)
Changes in assets and liabilities:
   Restricted cash                                           (2,453)     (4,573)
   Accounts receivable and prepaid expenses                 (13,118)       (744)
   Income taxes receivable                                        -           -
   Accounts payable and accrued liabilities                  13,436      (1,270)
   Income taxes payable                                         618         719
   Deferred income taxes                                          -        (360)
                                                          ---------    --------
     Net cash used in operating activities                   (6,816)     (9,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds sales and assignments of leases and payments
    received from lessees                                   117,007     100,942
   Proceeds from sale of residuals                            4,267         782
   Purchase of fixed assets                                    (611)       (703)
   Initial direct cost capitalization                        (5,867)     (5,030)
   Equipment purchased for financing                       (109,669)    (82,335)
                                                          ---------    --------
     Net cash provided by (used in) investing activities      5,127      13,656

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit                             104,357      53,104
   Preferred stock dividends                                    (35)        (55)
   Payments on line of credit                              (101,959)    (58,950)
                                                          ---------    --------
     Net cash provided by financing activities                2,363      (5,901)
                                                          ---------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            674      (2,139)

CASH AND CASH EQUIVALENTS, beginning of year                  1,077       3,985
                                                          ---------    --------

CASH AND CASH EQUIVALENTS, end of period                  $   1,751    $  1,846
                                                          =========    ========

SUPPLEMENTAL DISCLOSURES:
Income taxes paid                                         $       -    $    587
                                                          =========    ========
Interest paid                                             $     986    $    422
                                                          =========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES -
Estimated lessee payments made directly to nonrecourse
 lending institutions                                     $  27,495    $ 26,957
                                                          =========    ========

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

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1998 and December 31, 1997, the statements of income for the three month and six month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998.

Note 2 - New Accounting Pronouncements
--------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company is required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 beginning with the 1997 year-end consolidated financial statements. EPS for the three month and six month periods ending June 30, 1997 have been restated to conform with SFAS No. 128.

     In June 1997, FASB issued SFAS No. 130. Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS No. 130 beginning March 31, 1998. Comprehensive income for the three month and six month periods ending June 30, 1998 was $530,000 and $899,000 respectively. Comprehensive income differs from net income by $34,000 and $68,000 for the respective three month and six month periods ending June 30, 1998. This difference is attributable to preferred stock dividends.

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

      In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for annual periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations  - Three Months Ended June 30, 1998 and 1997
------------------------------------------------------------------

      Finance Contract Originations and Revenues. Finance contract originations increased by approximately $17.9 million or 41% to $61.4 million in the quarter ended June 30, 1998 from $43.5 million in the quarter ended June 30, 1997 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended June 30, 1998 were $5.2 million as compared to $4.5 million for the quarter ended June 30, 1997. This increase is primarily due from increased finance contract originations and gains derived from securitizations and non recourse sales. During the quarter, the Company sold approximately $54.8 million of finance contracts for a gain of $3.2 million compared to $39.0 million of finance contract sales and a gain of $2.2 million in the same quarter in 1997. Gain margins increased to 5.9% compared to 5.8% for the same period a year ago. The improved gain margin is partially due to lower cost of funds in the Company's securitization facilities.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses in the second quarter of 1998 were $3.6 million as compared to $2.3 million in the second quarter of 1997, representing an increase of $1.3 million or 57%. This increase was primarily due to expenses related to the Company's expanded sales and marketing group and additional investment in the infrastructure necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

      Provision for Losses. Provision for losses for the quarter ending June 30, 1998 were $174,000 as compared to $596,000 for the same period a year ago, representing a decrease of $422,000 or 71%. The Company records provision for losses on transactions in which the past due receivable is greater than 120 days. Provision for losses on securitized transactions sold subsequent to January 1, 1997 are netted against finance gains per SFAS No. 125. The Company believes its estimates of reserves at June 30, 1998 are adequate based upon historical data and industry standards.

      Interest Expense. Interest expense decreased to $460,000 for the quarter ending June 30, 1998 from $524,000 for the quarter ending June 30, 1997. This decrease is primarily due to principal amortization of non recourse debt, which decreased from $89 million at June 30, 1997 to $52 million at June 30, 1998.

      Net Income. Income before taxes was $924,000 for the quarter ended June 30, 1998 as compared to $1,068,000 for the same quarter of the prior year. The effective income tax rate remained consistent for the comparative periods shown. Net income was $530,000 for the quarter ended June 30, 1998 as compared to $641,000 for the same quarter of the prior year, representing a decrease of $77,000 or 12%. Basic net income of $.13 per share on weighted average shares outstanding of 4,108,000 was earned during the second quarter of 1998, as compared to basic net income of $.15 per share on weighted average shares outstanding of 4,106,000 for the second quarter of 1997. Diluted net income of $.13 per share on weighted average shares outstanding of 4,495,000 was earned for the second quarter of 1998, as compared to diluted net income of $.15 per share on weighted average shares outstanding of 4,394,000 for the second quarter of 1997.

Results of Operations  - Six Months Ended June 30, 1998 and 1997
----------------------------------------------------------------

      Finance Contract Originations and Revenues. Finance contract originations increased by approximately $26.5 million or 32% to $108.8 million for the six months ended June 30, 1998 from $82.3 million for the six months ended June 30, 1997, reflecting the benefits of an expanded sales force. Total revenues for the six months ended June 30, 1998 were $9.9 million as compared to $9.1 million for the six months ended June 30, 1997. This increase is primarily due from increased finance contract originations and gains derived from securitizations and non recourse sales. During the six month period, the Company sold approximately $98.9 million of finance contracts for a gain of $5.9 million compared to $76.9 million of finance contract sales and a gain of $4.6 million for the same period in 1997. Gain margins increased to 6.0% compared to 5.9% for the same period a year ago. The improved gain margin is partially due to lower cost of funds in the Company's securitization facilities.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 were $6.8 million as compared to $4.5 million for the same period a year ago, representing a increase of $2.3 million or 51%. This increase was primarily due to expenses related to the Company's expanded sales and marketing group and additional investment in the infrastructure necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

      Provision for Losses. Provision for losses for the six months ending June 30, 1998 were $481,000 as compared to $950,000 for the same period a year ago, representing a decrease of $469,000 or 49%. The Company records provision for losses on transactions in which the past due receivable is greater than 120 days. Provision for losses on securitized transactions sold subsequent to January 1, 1997 are netted against finance gains per SFAS No. 125. The Company believes it estimates of reserves at June 30, 1998 are adequate based upon historical data and industry standards.

      Interest Expense. Interest expense decreased to $618,000 for the six months ending June 30, 1998 from $987,000 for the six months ending June 30, 1997. This decrease is primarily due to principal amortization of non recourse debt.

      Net Income. Income before taxes was $1,585,000 for the six months ended June 30, 1998 as compared to $2,468,000 for the same period of the prior year. The effective income tax rate remained consistent for the comparative periods shown. Net income was $967,000 for the six months ended June 30, 1998 as compared to $1,481,000 for the same period of the prior year, representing a decrease of $514,000 or 35%. Basic net income of $.22 per share on weighted average shares outstanding of 4,108,000 was earned during the six months ending June 30, 1998, as compared to basic net income of $.32 per share on weighted average shares outstanding of 4,106,000 for the six months ending June 30, 1997. Diluted net income of $.22 per share on weighted average shares outstanding of 4,455,000 was earned for the six months ending June 30, 1998, as compared to diluted net income of $.34 per share on weighted average shares outstanding of 4,404,000 for the same period of 1997.


Liquidity and Capital Resources
-------------------------------

     Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica") and First Union N.A., pursuant to the terms of the each securitization arrangement, (ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its revolving line of credit ("Revolver") which was increased from $17 million to $20 million in April 1998, used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts, and (iv) $7 million working capital line of credit. The Company has $165 million available in its securitization facilities for future sales of asset backed securities, as well as $8.7 million available credit related to the Revolver and working capital line of credit as of June 30, 1998.

     Cashflows. The Company's cash and cash equivalents at June 30, 1998 was $1.8 million compared to $1.8 million at June 30, 1997. During the six months ended June 30, 1998, the Company's cash position increased by $0.7 million, reflecting the use of cash in operations of $6.8 million and the cash provided by investing activities of $5.1 million and from financing activities of $2.4 million respectively. The most significant aspects of the change during this period was from cash invested in equipment for financing of $109.7 million, increases in receivables and prepaids of $13.1 million, increases in accounts payable and accrued liabilities of $13.4 million and proceeds from sales and assignments of leases and payments received from lessees of $117.0 million.
This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $2.1 million during the six months ended June 30, 1997, reflecting the use of cash in operations and investing activities of $9.9 million and $13.7 million, respectively, and the cash used in financing activities of $5.9 million. The change in cash was primarily due to cash used to purchase equipment for financing of $82.3 million, increase in restricted cash of $4.1 million and proceeds from sales and assignments of leases and payments from lessees of $100.9 million.

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

YEAR 2000 Compliance
--------------------

      The Company recognizes the uncertainty regarding the effect of the year 2000 problem as it relates to computer systems properly identifying and distinguishing the year 2000 from the year 1900. The Company realizes there is a possibility its computer systems may generate erroneous data or may fail altogether. While the Company believes a significant portion of software in use is 2000 compliant, based upon information received from its vendors, certain software in use has been identified as non compliant. The Company plans to be compliant, through software upgrades supplied by its vendors, prior to December 31, 2000. The cost of compliance is not expected to have a material effect on future results of operations for the Company. However, the Company can not measure the impact of the Year 2000 problem as it relates to vendors, suppliers, and other parties with which the Company conducts business, some of which may have an adverse impact on future results of operations.

Safe Harbor Statement
----------------------

      Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations regarding reductions in cost of funds, plans to increase market share, plans to enter new markets, and the impact of SFAS No. 125 are forward looking statements that involve risks and uncertainties. These include but are not limited to (i) reducing borrowing costs by expanding the Company's asset-backed securitization funding program; (ii) increasing origination of equipment finance contracts by maintaining and expanding strategic relationships with vendors of medical and medical-related equipment; (iii) increasing business with high volume vendors; (iv) increasing its financing of non-medical equipment; (v) expanding into new market niches and the international market; (vi) reducing indirect costs associated with the Company's financings; (vii) minimizing delinquencies relating to contracts retained and serviced by the Company, as well as contracts held by the Company's lenders; (viii) the Company's ability to realize the residual equipment value reflected on its balance sheet; (ix) maintaining a diverse base of customers to which the Company provides equipment financing; (x) successfully enlarging the Company's sales force and the Company's geographic penetration of the medical equipment market; and (xi) the size and growth rate of the medical equipment leasing industry. The historical results achieved are not necessarily indicative of future prospects of the Company.

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


Item 1 - Legal Proceedings - Not Applicable


Item 2 - Changes in Securities - Not Applicable


Item 3 - Defaults Upon Senior Securities - Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

      (a)  The Annual Meeting of Shareholders was held on May 21, 1998.

      (b)  The following directors were elected at the Annual Meeting:

           1.  Gerry J. Ricco
           2.  Larry E. Hartmann
           3.  Brian A. Siegel
           4.  Floyd S. Robinson
           5.  Robert S. Vaters

           There were no other directors whose term of office as director continued after the Annual Meeting. Shareholders representing 3,828,730 shares voted for each of the directors and shareholders representing 172,191 shares withheld authority to vote for each director.

      (c) At the Annual Meeting, shareholders also voted on amendments to the Company's 1995 Stock Option Plan (the "Plan") to increase the number of shares to be issued under the Plan from 550,000 to 750,000.

           Votes received from shareholders for the Plan amendments were as follows:

                            Votes Against          Abstentions and Broker
           Votes For         or Withheld                Non  Votes
           ---------         -----------                ----------
           3,757,245           240,426                     3,250

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

                            Rockford Industries, Inc.
                            (Registrant)

Date: August 13, 1998  /s/  Gerry J. Ricco
                            ----------------------------------------------------
                            Gerry J. Ricco
                            President, Chief Executive Officer and Director (Principal Executive Officer)


Date: August 13, 1998  /s/  Kevin McDonnell
                            ----------------------------------------------------
                            Kevin McDonnell
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)