Form 10-Q
period 1998-09-30
ROCKFORD INDUSTRIES INC
filed 1998-11-13
CIK 945901

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

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 0-26324

                               ----------------

                           ROCKFORD INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

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

  The number of shares outstanding of the registrant's no par value Common Stock at November 3, 1998 was 4,108,785

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ROCKFORD INDUSTRIES, INC.

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION:
ITEM 1. FINANCIAL STATEMENTS:
  Consolidated Balance Sheets--September 30, 1998 (unaudited) and
   December 31, 1997....................................................    1
  Consolidated Statements of Income--Three months and Nine months ended
   September 30, 1998 and 1997 (unaudited)..............................    2
  Consolidated Statements of Cash Flows--Nine months ended September 30,
   1998 and 1997 (unaudited)............................................    3
  Notes to Consolidated Financial Statements............................    4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS.............................................  5-8
PART II. OTHER INFORMATION..............................................    9
SIGNATURES.............................. ...............................   10

                           ROCKFORD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
                                                        (IN THOUSANDS EXCEPT
                                                      NUMBER OF SHARES AND PER
                                                            SHARE DATA)
                       ASSETS
                       ------
Cash and cash equivalents...........................   $  3,188      $  1,077
Restricted cash and cash equivalents................     20,254        15,590
Accounts receivable (net of allowance for doubtful
 accounts of $123 at September 30, 1998 and $610 at
 December 31, 1997).................................     22,693        14,532
Prepaid expenses....................................      2,029         1,767
Income taxes receivable.............................      2,606         2,606
Net investment in direct finance leases (net of
 lease receivable and residual valuation allowance
 of $1,442 at September 30, 1998 and $1,445 at
 December 31, 1997).................................     22,449        24,346
Net fixed assets....................................      3,480         3,264
Discounted lease rentals assigned to lenders........     40,135        61,885
                                                       --------      --------
                                                       $116,834      $125,067
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
Lines of credit.....................................   $ 12,035      $ 15,862
Accounts payable....................................     22,599         8,566
Accrued expenses and other liabilities..............      4,019         1,888
Estimated recourse obligations......................      5,291         2,123
Deferred income taxes...............................      5,720         5,720
Nonrecourse debt....................................     43,691        69,017
                                                       --------      --------
  Total liabilities.................................     93,355       103,176
                                                       --------      --------
Commitments and contingencies
Stockholders' equity:
  Series A redeemable preferred stock...............      1,575         1,575
  Common stock no par value; 10,000,000 shares au-
   thorized; 4,108,785 and 4,107,117 shares out-
   standing.........................................     14,057        14,045
  Retained earnings.................................      7,847         6,271
                                                       --------      --------
    Total stockholders' equity......................     23,479        21,891
                                                       --------      --------
                                                       $116,834      $125,067
                                                       ========      ========


                       See notes to financial statements

                            ROCKFORD INDUSTRIES INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30        SEPTEMBER 30
                                        ------------------- -------------------
                                          1998      1997      1998      1997
                                        --------- --------- --------- ---------
                                        (IN THOUSANDS EXCEPT SHARES OUTSTANDING
                                                  AND PER SHARE DATA)
REVENUES:
  Gain on sale of financing transac-
   tions..............................  $   3,707 $   3,247 $   9,654 $   7,803
  Finance income......................        879       920     2,782     3,047
  Servicing related revenue...........        486       747     1,437     2,439
  Other income........................        843       488     1,899     1,223
                                        --------- --------- --------- ---------
    Total revenues....................      5,915     5,402    15,772    14,512
                                        --------- --------- --------- ---------
COSTS:
  Operating expenses..................      3,988     2,661    10,793     7,207
  Provision for losses................        461       921       942     1,872
  Interest expense....................        295       423     1,281     1,568
                                        --------- --------- --------- ---------
    Total costs.......................      4,744     4,005    13,016    10,647
                                        --------- --------- --------- ---------
Income before income taxes............      1,171     1,397     2,756     3,865
Income taxes..........................        457       513     1,077     1,500
                                        --------- --------- --------- ---------
Net income............................  $     714 $     884 $   1,679 $   2,365
                                        ========= ========= ========= =========
Net income applicable to Common stock-
 holders..............................  $     680 $     849 $   1,577 $   2,275
                                        ========= ========= ========= =========
Net income per share:
  Basic...............................       0.17      0.21      0.38      0.55
  Diluted.............................       0.16      0.20      0.38      0.53
Weighted average shares outstanding:
  Basic...............................  4,108,785 4,105,517 4,107,951 4,105,517
  Diluted.............................  4,501,323 4,458,400 4,471,338 4,422,233



                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................... $   1,681  $   2,365
  Adjustments to reconcile net income to net cash pro-
   vided by operating activities:
    Depreciation and amortization........................     1,464        420
    Provision for losses.................................       942       (390)
    Estimated recourse obligations.......................     3,168      1,868
    (Gain) loss on sale of residuals.....................        35       (324)
    Gain on sale of financing transactions excluding est.
     recourse obligations................................   (12,822)    (6,904)
    Initial direct cost amortization.....................       602        941
    Net amortization of deferred interest................    (3,130)    (2,420)
  Changes in assets and liabilities:
    Restricted cash......................................    (4,240)    (7,782)
    Accounts receivable and prepaid expenses.............    (9,102)     1,164
    Income taxes receivable..............................       --         665
    Accounts payable and accrued liabilities.............    14,668       (545)
    Income taxes payable.................................     1,075        --
    Deferred income taxes................................       --       1,139
                                                          ---------  ---------
      Net cash used in operating activities..............    (5,659)    (9,803)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds sales and assignments of leases and payments
   received from lessees.................................   185,545    144,090
  Proceeds from sale of residuals........................     4,767      1,265
  Purchase of fixed assets...............................      (802)      (985)
  Initial direct cost capitalization.....................    (9,194)    (7,450)
  Equipment purchased for financing......................  (168,649)  (122,213)
                                                          ---------  ---------
      Net cash provided by (used in) investing activi-
       ties..............................................    11,667     14,707
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit...........................   173,322     79,069
  Preferred stock dividends..............................       (70)       (90)
  Payments on line of credit.............................  (177,149)   (87,123)
                                                          ---------  ---------
      Net cash provided by financing activities..........    (3,897)    (8,144)
                                                          ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....     2,111     (3,240)
CASH AND CASH EQUIVALENTS, beginning of year.............     1,077      3,985
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, end of period................. $   3,188  $     745
                                                          =========  =========
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid...................................... $     --   $     --
                                                          =========  =========
  Interest paid.......................................... $   1,281  $     607
                                                          =========  =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES--
  Estimated lessee payments made directly to nonrecourse
   lending institutions.................................. $  41,604  $  39,405
                                                          =========  =========

                       See notes to financial statements

                           ROCKFORD INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

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

  In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1998 and December 31, 1997, the statements of income for the three month and nine month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the entire fiscal year ending December 31, 1998.

NOTE 2--NEW ACCOUNTING PRONOUNCEMENTs

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, the Company is required to disclose basic earnings per share ("EPS") and diluted EPS for all periods for which income is presented. SFAS No. 128 requires adoption for fiscal periods ending after December 15, 1997. The Company has adopted the provisions of SFAS No. 128 beginning with the 1997 year-end consolidated financial statements. EPS for the three month and nine month periods ending September 30, 1997 have been restated to conform with SFAS No. 128.

  In June 1997, FASB issued SFAS No. 130. Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires all items to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted SFAS No. 130 beginning March 31, 1998. Comprehensive income for the three month and nine month periods ending September 30, 1998 was $680,000 and $1,577,,000 respectively. Comprehensive income differs from net income by $34,000 and $102,000 for the respective three month and nine month periods ending September 30, 1998. This difference is attributable to preferred stock dividends.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $19.1 million or 48% to $59.0 million in the quarter ended September 30, 1998 from $39.9 million in the quarter ended September 30, 1997 reflecting the benefits of an expanded sales force. Total revenues for the quarter ended September 30, 1998 were $5.9 million as compared to $5.4 million for the quarter ended September 30, 1997. This increase is primarily due from increased finance contract originations and gains derived from securitizations and non recourse sales. During the quarter, the Company sold approximately $60.7 million of finance contracts for a gain of $3.7 million compared to $37.0 million of finance contract sales and a gain of $2.3 million in the same quarter in 1997. The gain of $2.3 million in the third quarter in 1997 excludes a one time gain of $898,000 attributed to the amended securitization agreement with SunAmerica dated August 28, 1997. Gain margins decreased to 6.1% compared to 6.3% for the same period a year ago. The decline in gain margin is primarily a result of increasing the gain on sale loss reserve assumption from 1.5% in 1997 to 2.5% in 1998, partially offset by a lower cost of funds.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 1998 were $4.0 million as compared to $2.7 million in the third quarter of 1997, representing an increase of $1.3 million or 48%. This increase was primarily due to expenses related to the Company's expanded sales and marketing group and additional investment in the infrastructure necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

  PROVISION FOR LOSSES. Provision for losses for the quarter ending September 30, 1998 were $461,000 as compared to $921,000 for the same period a year ago, representing a decrease of $460,000 or 50%. The Company records provision for losses on transactions in which the past due receivable is greater than 120 days. Provision for losses on securitized transactions sold subsequent to January 1, 1997 are netted against finance gains per SFAS No. 125. The Company believes its estimates of reserves at September 30, 1998 are adequate based upon historical data and industry standards.

  INTEREST EXPENSE. Interest expense decreased to $295,000 for the quarter ending September 30, 1998 from $423,000 for the quarter ending September 30, 1997. This decrease is primarily due to principal amortization of non recourse debt, which decreased from $70 million at September 30, 1997 to $40 million at June 30, 1998.

  NET INCOME. Income before taxes was $1,171,000 for the quarter ended September 30, 1998 as compared to $1,397,000 for the same quarter of the prior year. The effective income tax rate remained consistent for the comparative periods shown. Net income was $714,000 for the quarter ended September 30, 1998 as compared to $884,000 for the same quarter of the prior year, representing a decrease of $170,000 or 19%. Basic net income of $.17 per share on weighted average shares outstanding of 4,109,000 was earned during the third quarter of 1998, as compared to basic net income of $.21 per share on weighted average shares outstanding of 4,106,000 for the third quarter of 1997. Diluted net income of $.16 per share on weighted average shares outstanding of 4,501,000 was earned for the third quarter of 1998, as compared to diluted net income of $.20 per share on weighted average shares outstanding of 4,458,000 for the third quarter of 1997.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  FINANCE CONTRACT ORIGINATIONS AND REVENUES. Finance contract originations increased by approximately $45.6 million or 37% to $167.8 million for the nine months ended September 30, 1998 from $122.2 million for the nine months ended September 30, 1997, reflecting the benefits of an expanded sales force. Total revenues for the nine months ended September 30, 1998 were $15.8 million as compared to $14.6 million for the nine months ended September 30, 1997. This increase is primarily due from increased finance contract originations and gains derived from securitizations and non recourse sales. During the nine month period, the Company sold approximately $159.7 million of finance contracts for a gain of $9.7 million compared to $113.9 million of finance contract sales and a gain of $6.9 million for the same period in 1997. 1997 gain excludes a one time gain of $898,000 attributed to the amended securitization agreement with SunAmerica dated August 28, 1997. Gain margins decreased to 6.0% compared to 6.1% for the same period a year ago due to increasing gain on sale loss reserve assumption from 1.5% in 1997 to 2.5% in 1998, partially offset by a lower cost of funds.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $10.8 million as compared to $7.2 million for the same period a year ago, representing a increase of $3.6 million or 50%. This increase was primarily due to expenses related to the Company's expanded sales and marketing group and additional investment in the infrastructure necessary to service and support an increasing level of finance contract originations and the increased size of the securitized portfolio.

  PROVISION FOR LOSSES. Provision for losses for the nine months ending September 30, 1998 were $942,000 as compared to $1,872,000 for the same period a year ago, representing a decrease of $930,000 or 50%. The Company records provision for losses on transactions in which the past due receivable is greater than 120 days. Provision for losses on securitized transactions sold subsequent to January 1, 1997 are netted against finance gains per SFAS No.
125. The Company believes it estimates of reserves at September 30, 1998 are adequate based upon historical data and industry standards.

  INTEREST EXPENSE. Interest expense decreased to $1,281,000 for the nine months ending September 30, 1998 from $1,568,000 for the nine months ending September 30, 1997. This decrease is primarily due to principal amortization of non recourse debt.

  NET INCOME. Income before taxes was $2,756,000 for the nine months ended September 30, 1998 as compared to $3,865,000 for the same period of the prior year. The effective income tax rate remained consistent for the comparative periods shown. Net income was $1,679,000 for the nine months ended September 30, 1998 as compared to $2,365,000 for the same period of the prior year, representing a decrease of $686,000 or 29%. Basic net income of $.38 per share on weighted average shares outstanding of 4,108,000 was earned during the nine months ending September 30, 1998, as compared to basic net income of $.55 per share on weighted average shares outstanding of 4,106,000 for the nine months ending September 30, 1997. Diluted net income of $.38 per share on weighted average shares outstanding of 4,471,000 was earned for the nine months ending September 30, 1998, as compared to diluted net income of $.53 per share on weighted average shares outstanding of 4,422,000 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Because equipment financing is a capital intensive business, the Company requires continual access to substantial short and long-term credit to generate its new equipment financings and sales. The principal sources of funding for the Company's equipment finance contracts are (i) funding obtained from sales of asset-backed securities (backed by pools of the Company's equipment finance contracts) to SunAmerica Life Insurance Company ("SunAmerica") and First Union N.A., pursuant to the terms of each securitization arrangement, (ii) nonrecourse borrowings from institutional lenders, and (iii) standard recourse borrowings under its revolving line of credit ("Revolver") which was increased from $17 million to $20 million in April 1998, used by the Company from time to time to temporarily fund a portion of its equipment finance contracts, pending more permanent funding arrangements for such contracts, and (iv) $7 million working capital line of credit. The Company has $142 million available in its securitization facilities for future sales of asset backed securities, as well as $15.0 million available credit related to the Revolver and working capital line of credit as of September 30, 1998.

  CASHFLOWS. The Company's cash and cash equivalents at September 30, 1998 was $3.1 million compared to $1.1 million at September 30, 1997. During the nine months ended September 30, 1998, the Company's cash position increased by $2.1 million, reflecting the use of cash in operations and financing activities of $5.7 million and $3.9 million, respectively and the cash provided by investing activities of $11.7 million. The most significant aspects of the change during this period was from cash invested in equipment for financing of $168.6 million, increases in receivables and prepaids of $9.1 million, increases in accounts payable and accrued liabilities of $14.7 million and proceeds from sales and assignments of leases and payments received from lessees of $185.5 million. This was largely due to the higher level of the Company's finance contract originations. In comparison, the Company's cash position decreased by $3.2 million during the nine months ended September 30, 1997, reflecting the use of cash in operations and financing activities of $9.8 million and $8.1 million, respectively, and the cash provided by financing activities of $14.7 million. The change in cash was primarily due to cash used to purchase equipment for financing of $122.2 million, increase in restricted cash of $7.8 million and proceeds from sales and assignments of leases and payments from lessees of $144.0 million.

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

YEAR 2000 COMPLIANCE

  The Company recognizes the uncertainty regarding the effect of the year 2000 problem as it relates to computer systems properly identifying and distinguishing the year 2000 from the year 1900. The Company's major operating, financial and telecommunication systems are licensed or purchased from well known vendors in the information technology market. The Company has determined, through discussions and documentation provided by its vendors, that the majority of its software and hardware systems are year 2000 compliant. In specific cases the Company is working with its vendors to install system upgrades which would be year 2000 compliant. The Company plans to be fully compliant by December 31, 1999.

  The cost of becoming year 2000 compliant has been minimal and future cost of compliance are not expected to have a material adverse effect on the future results of operations for the Company.

  The Company is aware a system failure may adversely effect revenues in the short term, however the Company does not believe this will have a material effect on the Company's results of operations, liquidity, and financial position. The Company is developing a contingency plan which will help insure a continuity of operations which should be completed in the first quarter of 1999.

  Although the Company believes it will be year 2000 compliant by December 31, 1999, the company can not measure the impact of the year 2000 problem as it relates to vendors, suppliers, and other parties with which the Company conducts business, some of which may have an adverse impact on future results of operations.

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

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2--CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3--DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      10.36 Employment Agreement, dated as of January 1, 1998 between the
            Registrant and Gerry Ricco.
      10.37 Employment Agreement, dated as of January 1, 1998 between the
            Registrant and Brian Seigel.
      10.38 Employment Agreement, dated as of January 1, 1998 between the
            Registrant and Larry Hartmann.
      10.39 Amended, Restated and Consolidated Pooling and Servicing Agreement
            dated August 28, 1997, by and among Rockford Limited I, the registrant, Texas Commerce Bank National Association and Sun
            America Life Insurance Company.
      10.40 Amended, Restated and Consolidated Equipment and Lease Purchase
            Agreement dated August 28, 1997, by and between Rockford Limited I, and the registrant.
      10.41 Purchase Agreement dated August 28, 1997, by and among Rockford
            Limited I, the registrant, Texas Commerce Bank National Association and Sun America Life Insurance Company.
      10.42 First Amendment to Amended, Restated and Consolidated Pooling and
            Servicing Agreement dated April 8, 1998, by and among Rockford
            Limited I, the registrant, Chase Bank of Texas, N.A., f/k/a Texas
            Commerce Bank National Association and Sun America Life Insurance
            Company.
      10.43 First Amendment to Amended, Restated and Consolidated Equipment and
            Lease Purchase Agreement dated April 8, 1998 by and between
            Rockford Limited I, and the registrant.
      10.44 First Amendment to Purchase Agreement dated April 8, 1998, by and among Rockford Limited I, the registrant, Chase Bank of Texas,
            N.A., f/k/a Texas Commerce Bank National Association and Sun
            America Life Insurance Company.
      27    Financial Data Schedule


  (b) Reports on Form 8-K;

    No reports were filed on form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Rockford Industries, Inc.
                                          (Registrant)

Date: November 13, 1998                           /s/ Gerry J. Ricco
                                        ________________________________________
                                                     Gerry J. Ricco
                                         President, Chief Executive Officer and
                                                        Director
                                             (Principal Executive Officer)

Date: November 13, 1998                          /s/ Kevin McDonnell
                                        ________________________________________
                                                    Kevin McDonnell
                                           Executive Vice President and Chief
                                                    Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)